Form 10QSB
period 2002-06-30
GENERATIONS BANCSHARES INC
filed 2002-08-13
CIK 1168643

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended  JUNE 30, 2002
                                          -------------

[ ] TRANSITION REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from __________ to __________

                        COMMISSION FILE NUMBER: 333-84142

                             Generations Bancshares, Inc.
         -----------------------------------------------------------------
         (Exact name of small business issuer as specified in its charter)

           Georgia                                            58-2633700
--------------------------------                         -------------------
(State or other jurisdiction of                           (IRS Employer
incorporation  or  organization)                         Identification No.)


                  199-D HIGHWAY 515, BLAIRSVILLE, GEORGIA 30512
                  ---------------------------------------------
                    (Address of principal executive offices)

                                  (706) 745-5588
                          -----------------------------
                           (Issuer's telephone number)

                                       N/A
      ---------------------------------------------------------------------
      (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes  X      No
    ---        ---

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

     1 share of common stock, par value $1 per share, was issued and outstanding as of August 9, 2002.

Transitional Small Business Disclosure Format    Yes      No  X
                                                     ---     ---

                          GENERATIONS BANCSHARES, INC.

                                      INDEX
                                      -----


                                                                          Page
                                                                          ----
Part I.  Financial Information
------------------------------

Item 1.  Condensed Financial Statements (unaudited) . . . . . . . . . . .   3-7

Item 2.  Management's Discussion and Analysis or Plan of Operation. . . .   8-9


Part II  Other Information
--------------------------


Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . .    10

Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    11

                          PART I - FINANCIAL INFORMATION
                          ITEM 1 - FINANCIAL STATEMENTS

                           GENERATIONS BANCSHARES, INC
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                                  JUNE 30, 2002
                                   (UNAUDITED)
---------------------------------------------------------------------------------

ASSETS
   Cash                                                                $   2,646
   Premises and equipment (net of accumulated depreciation of $1,172)      7,036
   Deferred stock offering costs                                          12,291
   Other assets                                                              115
                                                                       ----------
      TOTAL ASSETS                                                     $  22,088
                                                                       ==========
      LIABILITIES AND STOCKHOLDER'S DEFICIT

LIABILITIES
   Line of credit                                                      $ 332,500
   Due to organizers                                                      55,000
   Other liabilities                                                       5,900
                                                                       ----------
      TOTAL LIABILITIES                                                  393,400

STOCKHOLDER'S DEFICIT
   Preferred stock, no par value; 2,000,000 shares
      authorized; no shares issued and outstanding                             -
   Common stock, $1 par value; 10,000,000 shares
      authorized; 1 share issued and outstanding                               1
   Capital surplus                                                         2,972
   Deficit accumulated during the development stage                     (374,285)
                                                                       ----------
      TOTAL STOCKHOLDER'S DEFICIT                                       (371,312)
                                                                       ----------
      TOTAL LIABILITIES AND STOCKHOLDER'S DEFICIT                      $  22,088
                                                                       ==========

The accompanying notes are an integral part of these financial statements.

                                             GENERATIONS BANCSHARES, INC.
                                             (A DEVELOPMENT STAGE COMPANY)

                                               STATEMENTS OF OPERATIONS

                                 THREE AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001 AND

                            PERIOD FROM APRIL 16, 2001, DATE OF INCEPTION, TO JUNE 30, 2002

                                                      (UNAUDITED)



                                                                                                      PERIOD FROM
                                                       THREE MONTHS ENDED     SIX MONTHS ENDED      APRIL 16, 2001,
                                                            JUNE 30,               JUNE 30,        DATE OF INCEPTION,
                                                       2002         2001       2002       2001      TO JUNE 30, 2002
                                                   ------------  ----------  --------  ----------  -------------------
EXPENSES
    Salaries and employee benefits                 $     38,754  $   34,247  $ 85,579  $   34,247  $           174,579
    Interest expense                                      3,482         294     6,162         294               10,112
    Occupancy and equipment expenses                     30,484       2,664    44,202       2,664               61,871
    Filing and application fees                              66           -     2,116           -               14,186
    Professional fees                                     9,690           -    11,585           -               84,743
    Other expenses                                        4,259       1,633     8,825       1,633               28,794
                                                   ------------  ----------  --------  ----------  -------------------
        NET LOSS                                   $     86,735  $   38,838  $158,469  $   38,838  $           374,285
                                                   ============  ==========  ========  ==========  ===================

CASH DIVIDENDS DECLARED PER SHARE OF COMMON STOCK  $          -  $        -  $      -  $        -  $                 -
                                                   ============  ==========  ========  ==========  ===================

The accompanying notes are an integral part of these financial statements.

                                          GENERATIONS BANCSHARES, INC.
                                         (A DEVELOPMENT STAGE COMPANY)

                                            STATEMENTS OF CASH FLOWS
                                  SIX MONTHS ENDED JUNE 30, 2002 AND 2001, AND
                        PERIOD FROM APRIL 16, 2001, DATE OF INCEPTION, TO JUNE 30, 2002
                                                  (UNAUDITED)


                                                                                               PERIOD FROM
                                                           SIX MONTHS       SIX MONTHS       APRIL 16, 2001,
                                                              ENDED            ENDED        DATE OF INCEPTION,
                                                          JUNE 30, 2002    JUNE 30, 2001     TO JUNE 30, 2002
                                                         ---------------  ---------------  --------------------
OPERATING ACTIVITIES
    Net loss                                             $     (158,469)  $      (38,838)  $          (374,285)
    Adjustments to reconcile net loss to net cash
        used in operating activities:
        Depreciation                                                586               64                 1,172
        Increase in imputed interest costs                        1,158              294                 2,963
        (Increase) decrease in other assets                          10             (115)                 (115)
        Increase in other liabilities                             5,900                -                 5,900
                                                         ---------------  ---------------  --------------------
              Net cash used in operating activities            (150,815)         (38,595)             (364,365)
                                                         ---------------  ---------------  --------------------
INVESTING ACTIVITIES
    Purchase of premises and equipment                                -           (2,155)               (8,208)
                                                         ---------------  ---------------  --------------------
              Net cash used in investing activities                   -           (2,155)               (8,208)
                                                         ---------------  ---------------  --------------------
FINANCING ACTIVITIES
    Proceeds from issuance of common stock                            -                -                    10
    Proceeds from line of credit                                163,500                -               332,500
    Advances from organizers                                          -           55,000                55,000
    Increase in deferred stock offering costs                   (12,291)               -               (12,291)
                                                         ---------------  ---------------  --------------------
              Net cash provided by financing activities         151,209           55,000               375,219
                                                         ---------------  ---------------  --------------------
Net increase in cash                                                394           14,250                 2,646

Cash at beginning of period                                       2,252                -                     -
                                                         ---------------  ---------------  --------------------
Cash at end of period                                    $        2,646   $       14,250   $             2,646
                                                         ===============  ===============  ====================

The accompanying notes are an integral part of these financial statements.

                          GENERATIONS BANCSHARES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1.   NATURE  OF  BUSINESS  AND  BASIS  OF  PRESENTATION

          Generations  Bancshares,  Inc.  ("the  Company") was incorporated as a
          Georgia corporation on October 1, 2001 to serve as a bank holding company for Generations Bank (In Organization) (the "Bank"). The
          Company filed a Registration Statement with the Securities and Exchange Commission to register for sale of a minimum of 770,000 and a maximum of 1,000,000 shares of the Company's $1 par value per share common stock at $10.00 per share. The registration statement became effective on June 27, 2002.

          Since inception, the Company has engaged in organizational and preopening activities necessary to obtain regulatory approvals and to prepare to commence business as a financial institution.

          The Company is a development stage company as defined by Statement of Financial Accounting Standards No. 7, Accounting and Reporting by Development Stage Enterprises, as it devotes substantially all its efforts to establishing a new business. The Company's planned principal operations have not commenced and revenue has not been recognized from the planned principal operations.

          The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods.

          The results of operations for the three and six month periods ended June 30, 2002 are not necessarily indicative of the results to be expected for the full year.

NOTE 2.   COMMITMENTS

          The Company has entered into employment agreements with its chief executive officer and president for initial terms of three years. The agreements provide for a base salary, an incentive bonus based on the Company's performance, stock options, and other perquisites commensurate with their employment.

          The organizers have entered into an option to lease the land for the proposed site of the Bank. On June 3, 2002, the lease option was extended through November 30, 2002 for a fee of $20,000 plus $3,500 per month beginning on May 30, 2002. All option fees and monthly rentals have been expensed in the accompanying statement of operations. For the six months ended June 30, 2002, $33,000 has been expensed in the accompanying statements of operations related to leases.

          As of June 30, 2002, the terms of the ground lease described above had been negotiated. The terms will be for 30 years at an initial monthly rental of $3,500 that will increase annually with the Consumer Price Index. The Company expects to account for the lease as an operating lease.

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 3.   LOSSES  PER  SHARE

          Due to only one organizational share of stock outstanding for the three and six month periods ended June 30, 2002, losses per share is equal to the net loss reported in the accompanying statement of operations. There were no shares outstanding for the three and six month periods ended June 30, 2001.

                          GENERATIONS BANCSHARES, INC.

ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION

FORWARD-LOOKING  STATEMENTS

          Some of the statements in this report are "forward-looking statements." Forward-looking statements include statements about the competitiveness of the banking industry, potential regulatory obligations, potential economic growth in our primary service area, our strategies and other statements that are not historical facts. When we use in this report words like "anticipate," "believe," "expect," "estimate," and similar expressions, you should consider them as identifying forward-looking statements. Our actual results may differ materially from the results discussed in the forward-looking statements, and our operating performance each quarter is subject to various risks and uncertainties that are discussed in detail in our filings with the Securities and Exchange Commission, including the "Risk Factors" section in our Registration Statement on Form SB-2 (Registration Number 333-84142) as filed with and declared effective by the Securities and Exchange Commission.

LIQUIDITY

     Liquidity represents the ability to provide steady sources of funds for loan commitments and investment activities, as well as to maintain sufficient funds to cover deposit withdrawals and payment of debt and operating obligations. As a state-chartered bank, our proposed subsidiary is expected to be able to obtain these funds by converting assets to cash or by attracting new deposits. The Bank's ability to maintain and increase deposits will serve as its primary source of liquidity.

     We know of no trends, demands, commitments, events or uncertainties that should result in, or are reasonably likely to result in our, or our proposed subsidiary's, liquidity increasing or decreasing in any material way in the foreseeable future, other than as a result of our current securities offering.

CAPITAL  ADEQUACY

     We believe that the net proceeds of the offering will satisfy our cash requirements for at least the 12 months following the opening of the Bank, our proposed subsidiary. Accordingly, we do not anticipate that it will be necessary to raise additional funds to operate during that period. All anticipated material expenditures for such period have been identified and will be provided for from the proceeds of the offering.

     The following is our plan of operation that describes the significant factors affecting our financial position and operating results during the periods included in the preceding condensed financial statements.

PLAN  OF  OPERATION

     As of June 30, 2002, we were in the development stage and will remain in that stage until at least 770,000 shares, at $10.00 per share, have been sold in the offering and we receive final approval from our bank regulatory agencies for the new bank. We were incorporated on October 1, 2001 to serve as a holding company for the proposed bank. The Bank is being organized as a state-chartered bank under the laws of the State of Georgia with its location in Blairsville, Union County, Georgia.

     Our operations from April 16, 2001 through June 30, 2002 have been funded by advances from the organizers and through a line of credit from Nexity Bank. The total amount of the line of credit is $700,000, of which $332,500 was outstanding at June 30, 2002. The line of credit has been guaranteed by our organizers, bears interest at the prime rate minus one-half of one percent and is due on June 10, 2003. Interest expense in the amount of $2,963 has been imputed on the organizers' advances at a rate equal to the prime rate minus one-half of one percent for the period from April 16, 2001, date of inception, to June 30, 2002.

     We had a net loss of $374,285 for the period from April 16, 2001, date of inception, through June 30, 2002. These losses resulted from expenses incurred in connection with activities related to our organization. These activities included (without limitation) the preparation and filing of an application with the Georgia Department of Banking and Finance to charter the Bank, the preparation and filing of an application with the FDIC to obtain insurance of the deposits of the Bank, applying to become a bank holding company, responding to questions and providing additional information to the Georgia Department of Banking and Finance and the FDIC in connection with the application process, preparing to sell our common stock in the offering, meetings and discussions among various organizers regarding application information, target markets, capitalization issues, salaries and benefits, and planning and organizing for the opening of the Bank. Because we are in the organizational stage, we have had no operations from which to generate revenues.

     Since our inception, all activities have been related to our organization, including, organizing the Bank, obtaining all required regulatory approvals, and obtaining stock subscriptions. We intend to devote the remainder of this fiscal year to completing the offering, completing the organization of the Bank, organizing and developing our other business activities, and opening and operating the Bank. These organizational activities will include with respect to the Bank, completing all required steps for final approval from the Georgia Department of Banking and Finance for the Bank to open for business, hiring qualified personnel, conducting public relations activities, developing prospective business contacts, and taking other actions necessary for a successful bank opening. With respect to the Company, these activities include the pursuit of approval from the Federal Reserve Bank of Atlanta and the Georgia Department of Banking and Finance to become a bank holding company by acquiring all of the capital stock to be issued by the Bank.

     Once opened, the Bank will offer a full range of commercial banking services to individuals and small business customers in its primary service area. These services will include personal and business loans, checking accounts, savings, and time certificates of deposit. The loans, transaction accounts, and time certificates will be at rates competitive with those offered in the Bank's primary service area. Customer deposits with the Bank will be insured to the maximum extent provided by law through the FDIC. The Bank intends to offer night depository and bank-by-mail services and to sell travelers checks (issued by an independent entity) and cashiers checks. The Bank does not anticipate offering trust and fiduciary services initially and will rely on trust and fiduciary services offered by correspondent banks until the Bank determines that it is profitable to offer such services directly.

     Initially, the Bank anticipates deriving its income principally from interest charged on loans and, to a lesser extent, from interest earned on investments, from fees received in connection with the origination of loans, and from other services. The Bank's principal expenses are anticipated to be interest expense on deposits and operating expenses.

     Following the offering, we believe we can satisfy future cash requirements indefinitely, and will not have to raise additional capital during the first 12 months of operations. The Bank intends to accept deposits and make loans and investments in accordance with an asset and liability management framework that emphasizes appropriate levels of liquidity and interest rate risk.

                           PART II - OTHER INFORMATION



ITEM 6.   EXHIBITS  AND  REPORTS  ON  FORM  8-K.

          (a)  Exhibits.

               99.1 Certification  of  Chief  Executive  Officer  and  Principal
                    Accounting Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

          (b)  Reports  on  Form  8-K.

               None

                                   SIGNATURES



In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            GENERATIONS BANCSHARES, INC.
                                            (Registrant)
                                            ------------



Date:  August 13, 2002                      /s/  John  D. Carini
       -------------------                  -----------------------------------
                                            John D. Carini
                                            Chief Executive Officer
                                            (Principal Executive Officer)



Date:  August 13, 2002                       /s/  David K. George
       -------------------                   ----------------------------------
                                             David K. George
                                             President
                                             (Principal Accounting Officer)