Form 10QSB
period 2002-09-30
GENERATIONS BANCSHARES INC
filed 2002-11-14
CIK 1168643

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For  the  quarterly  period  ended   SEPTEMBER 30, 2002
                                             ----------------------

[ ] TRANSITION REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from __________ to __________

                        COMMISSION FILE NUMBER: 333-84142

                          Generations Bancshares, Inc.
                          ----------------------------
        (Exact name of small business issuer as specified in its charter)

            Georgia                                            58-2633700
(State or other jurisdiction of                              (IRS Employer
 incorporation or organization)                            Identification No.)

                  199-D HIGHWAY 515, BLAIRSVILLE, GEORGIA 30512
                  ---------------------------------------------
                    (Address of principal executive offices)

                                 (706) 745-5588
                         ------------------------------
                          (Issuer's telephone number)

                                      N/A
                          ----------------------------
      (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes   X      No
    ----        ----

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

     1 share of common stock, par value $1 per share, was issued and outstanding as of November 12, 2002.

Transitional  Small  Business  Disclosure  Format    Yes      No    X
                                                         ----     ----

                          GENERATIONS BANCSHARES, INC.

                                      INDEX
                                      -----

                                                                            Page
                                                                            ----

Part  I.  Financial  Information
          ----------------------

Item  1.     Condensed  Financial  Statements  (unaudited) . . . . . . . . 3 - 7

Item  2.     Management's Discussion and Analysis or Plan of Operation . . 8 - 9

Item  3.     Controls  and  Procedures . . . . . . . . . . . . . . . . . . . . 9

Part  II  Other  Information
          ------------------


Item  6.     Exhibits  and  Reports  on  Form  8-K . . . . . . . . . . . . .  10

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  11

                         PART I - FINANCIAL INFORMATION
                          ITEM 1 - FINANCIAL STATEMENTS

                            GENERATIONS BANCSHARES, INC
                           (A DEVELOPMENT STAGE COMPANY)
                                   BALANCE SHEET
                                SEPTEMBER 30, 2002
                                    (UNAUDITED)
-----------------------------------------------------------------------------------

ASSETS
  Cash                                                                 $     4,910
  Restricted cash                                                        1,196,000
  Premises and equipment (net of accumulated depreciation of $1,482)        12,769
  Deferred stock offering costs                                            105,066
  Other assets                                                                 115
                                                                       ------------
    TOTAL ASSETS                                                       $ 1,318,860
                                                                       ============
    LIABILITIES AND STOCKHOLDER'S DEFICIT

LIABILITIES
  Subscribers' deposits                                                $ 1,196,000
  Line of credit                                                           526,859
  Due to organizers                                                         55,000
  Other liabilities                                                          3,934
                                                                       ------------
    TOTAL LIABILITIES                                                    1,781,793
                                                                       ------------
STOCKHOLDER'S DEFICIT
  Preferred stock, no par value; 2,000,000 shares
    authorized; no shares issued and outstanding                                 -
  Common stock, $1 par value; 10,000,000 shares
    authorized; 1 share issued and outstanding                                   1
  Capital surplus                                                            3,549
  Deficit accumulated during the development stage                        (466,483)
                                                                       ------------
    TOTAL STOCKHOLDER'S DEFICIT                                           (462,933)
                                                                       ------------
    TOTAL LIABILITIES AND STOCKHOLDER'S DEFICIT                        $ 1,318,860
                                                                       ============

The accompanying notes are an integral part of these financial statements.

                                              GENERATIONS BANCSHARES, INC.
                                             (A DEVELOPMENT STAGE COMPANY)

                                                  STATEMENTS OF OPERATIONS

                                THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001 AND

                            PERIOD FROM APRIL 16, 2001, DATE OF INCEPTION, TO SEPTEMBER 30, 2002

                                                        (UNAUDITED)


                                                                                                       PERIOD FROM
                                                     THREE MONTHS ENDED       NINE MONTHS ENDED      APRIL 16, 2001,
                                                        SEPTEMBER 30,            SEPTEMBER 30,      DATE OF INCEPTION,
                                                      2002         2001        2002        2001      TO SEPT 30, 2002
                                                   ----------  ------------  ---------  ----------  -------------------
EXPENSES
    Salaries and employee benefits                 $   55,354  $     38,500  $ 140,933  $   56,500  $           229,933
    Interest expense                                    3,543         1,079      9,705       1,373               13,655
    Occupancy and equipment expenses                   15,568         4,179     59,770       6,843               77,439
    Filing and other fees                               1,804             -      3,920           -               15,990
    Professional and consulting fees                    3,628        34,449     15,213      50,696               88,371
    Office expenses                                     9,279         6,246     13,240       7,353               22,509
    Other expenses                                      3,022         3,488      7,886       4,014               18,586
                                                   ----------  ------------  ---------  ----------  -------------------
      NET LOSS                                     $   92,198  $     87,941  $ 250,667  $  126,779  $           466,483
                                                   ==========  ============  =========  ==========  ===================
CASH DIVIDENDS DECLARED PER SHARE OF COMMON STOCK  $        -  $          -  $       -  $        -  $                 -
                                                   ==========  ============  =========  ==========  ===================

The accompanying notes are an integral part of these financial statements.

                                     GENERATIONS BANCSHARES, INC.
                                    (A DEVELOPMENT STAGE COMPANY)

                                      STATEMENTS OF CASH FLOWS
                         NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001, AND
                PERIOD FROM APRIL 16, 2001, DATE OF INCEPTION, TO SEPTEMBER 30, 2002
                                            (UNAUDITED)


                                                                                         PERIOD FROM
                                                     NINE MONTHS      NINE MONTHS      APRIL 16, 2001,
                                                        ENDED            ENDED        DATE OF INCEPTION,
                                                    SEPT 30, 2002    SEPT 30, 2001     TO SEPT 30, 2002
                                                   ---------------  ---------------  --------------------
OPERATING ACTIVITIES
  Net loss                                         $     (250,667)  $     (126,779)  $          (466,483)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Depreciation                                              896              292                 1,482
    Loss on expiration of land purchase option                  -                -                 5,000
    Increase in imputed interest costs                      1,735            1,190                 3,540
    (Increase) decrease in other assets                        10             (115)                 (115)
    Increase in other liabilities                           3,934                -                 3,934
                                                   ---------------  ---------------  --------------------

        Net cash used in operating activities            (244,092)        (125,412)             (452,642)
                                                   ---------------  ---------------  --------------------

INVESTING ACTIVITIES
  Purchase of premises and equipment                       (6,043)         (13,208)              (19,251)
                                                   ---------------  ---------------  --------------------

        Net cash used in investing activities              (6,043)         (13,208)              (19,251)
                                                   ---------------  ---------------  --------------------

FINANCING ACTIVITIES
  Proceeds from issuance of common stock                        -                -                    10
  Proceeds from line of credit                            357,859           86,000               526,859
  Advances from organizers                                      -           55,000                55,000
  Increase in deferred stock offering costs              (105,066)               -              (105,066)
                                                   ---------------  ---------------  --------------------

        Net cash provided by financing activities         252,793          141,000               476,803
                                                   ---------------  ---------------  --------------------

Net increase in cash                                        2,658            2,380                 4,910

Cash at beginning of period                                 2,252                -                     -
                                                   ---------------  ---------------  --------------------
Cash at end of period                              $        4,910   $        2,380   $             4,910
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

                          GENERATIONS BANCSHARES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE  1.  NATURE  OF  BUSINESS  AND  BASIS  OF  PRESENTATION

          Generations Bancshares, Inc. (the "Company") was incorporated as a Georgia corporation on October 1, 2001 to serve as a bank holding company for Generations Bank (In Organization) (the "Bank"). The Company filed a Registration Statement with the Securities and Exchange Commission to register for sale a minimum of 770,000 and a maximum of 1,000,000 shares of the Company's $1 par value per share common stock at $10.00 per share. The registration statement became effective on June 27, 2002.

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

          The results of operations for the three and nine month periods ended September 30, 2002 are not necessarily indicative of the results to be expected for the full year.

NOTE  2.  COMMITMENTS

          The Company has entered into employment agreements with its chief executive officer and president for initial terms of three years. The agreements provide for a base salary, an incentive bonus based on the Company's performance, stock options, and other perquisites commensurate with their employment.

          The organizers have entered into an option to lease the land for the proposed site of the Bank. On June 3, 2002, the lease option was extended through November 30, 2002 for a fee of $20,000 plus $3,500 per month beginning on May 30, 2002. All option fees and monthly rentals have been expensed in the accompanying statement of operations. For the nine months ended September 30, 2002, $57,018 has been expensed in the accompanying statements of operations related to all leases.

          The term of the ground lease will be for 30 years at an initial monthly rental of $3,500 that will increase annually with the Consumer Price Index. The Company expects to account for the lease as an operating lease.

                          NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE  3.  LOSSES  PER  SHARE

          Due to only one organizational share of stock outstanding for the three and nine month periods ended September 30, 2002, losses per share are equal to the net loss reported in the accompanying statement of operations. There were no shares outstanding for the three and nine month periods ended September 30, 2001.


NOTE  4.  SUBSCRIBED  COMMON  SHARES

          At September 30, 2002, subscribed common shares totaled $1,196,000, which was held on deposit in a escrow account. The escrow agreement prohibits the release of funds until the Company has received subscription funds totaling $7,700,000 and approval for its application for a charter from the regulatory authorities. Therefore, the escrow deposits have been included in restricted cash in the accompanying financial statements. All subscriptions, including accrued interest earned on the escrow deposits, are to be returned in full if these conditions are not met.

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

PLAN  OF  OPERATION

     As of September 30, 2002, we were in the development stage and will remain in that stage until at least 770,000 shares, at $10.00 per share, have been sold in the offering and we receive final approval from our bank regulatory agencies for the new bank. We were incorporated on October 1, 2001 to serve as a holding company for the proposed bank. The Bank is being organized as a state-chartered bank under the laws of the State of Georgia with its location in Blairsville, Union County, Georgia.

     Our operations from April 16, 2001 through September 30, 2002 have been funded by advances from the organizers and through a line of credit from Nexity Bank. The total amount of the line of credit is $700,000, of which $526,859 was outstanding at September 30, 2002. The line of credit has been guaranteed by our organizers, bears interest at the prime rate minus one-half of one percent and is due on June 10, 2003. Interest expense in the amount of $3,540 has been imputed on the organizers' advances at a rate equal to the prime rate minus one-half of one percent for the period from April 16, 2001, date of inception, to September 30, 2002.

     We had a net loss of $466,483 for the period from April 16, 2001, date of inception, through September 30, 2002. These losses resulted from expenses incurred in connection with activities related to our organization. These activities included (without limitation) the preparation and filing of an application with the Georgia Department of Banking and Finance to charter the Bank, the preparation and filing of an application with the FDIC to obtain insurance of the deposits of the Bank, applying to become a bank holding company, responding to questions and providing additional information to the Georgia Department of Banking and Finance and the FDIC in connection with the application process, preparing to sell our common stock in the offering, meetings and discussions among various organizers regarding application information, target markets, capitalization issues, salaries and benefits, and planning and organizing for the opening of the Bank. Because we are in the organizational stage, we have had no operations from which to generate revenues.

     Since our inception, all activities have been related to our organization, including organizing the Bank, obtaining all required regulatory approvals, and obtaining stock subscriptions. We intend to devote the remainder of this fiscal year to completing the offering, completing the organization of the Bank, organizing and developing our other business activities, and opening and operating the Bank. These organizational activities will include, with respect to the Bank, completing all required steps for final approval from the Georgia Department of Banking and Finance for the Bank to open for business, hiring qualified personnel, conducting public relations activities, developing prospective business contacts, and taking other actions necessary for a successful bank opening. With respect to the Company, these activities include the pursuit of approval from the Federal Reserve Bank of Atlanta and the Georgia Department of Banking and Finance to become a bank holding company by acquiring all of the capital stock to be issued by the Bank.

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

ITEM  3.  CONTROLS  AND  PROCEDURES

     Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC reports. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

     In addition, we reviewed our internal controls, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

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



                                              GENERATIONS  BANCSHARES,  INC.
                                              (Registrant)
                                              ------------




Date:    November 12, 2002                    /s/ John D. Carini
       ---------------------                  ---------------------
                                              John  D. Carini
                                              Chief Executive Officer
                                              (Principal Executive Officer)




Date:    November 12, 2002                    /s/ David K. George
       ---------------------                  ---------------------
                                              David K. George
                                              President
                                              (Principal Accounting Officer)

      CERTIFICATE PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, John D. Carini, President and C.E.O., certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Generations Bancshares, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiary, is made known to us by others within that entity, particularly during the period in which this quarterly report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing of this quarterly report (the "Evaluation Date"); and

     c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  November 12, 2002                    /s/  John  D.  Carini
       -------------------                  ------------------------------------
                                            John D. Carini, President and C.E.O.
                                            (Principal Executive Officer)

      CERTIFICATE PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, David K. George, President, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Generations Bancshares, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiary, is made known to us by others within that entity, particularly during the period in which this quarterly report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing of this quarterly report (the "Evaluation Date"); and

     c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  November 12, 2002            /s/  David  K.  George
       -------------------          --------------------------------------------
                                    David  K.  George,  President
                                    (Principal Financial and Accounting Officer)