Form 10KSB
period 2002-12-31
GENERATIONS BANCSHARES INC
filed 2003-03-31
CIK 1168643

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For fiscal year ended DECEMBER 31, 2002
                      -----------------

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from                   to
                                    -----------------    ------------------

     Commission file number

                          GENERATIONS BANCSHARES, INC.
                          ----------------------------
                 (Name of small business issuer in its charter)

            GEORGIA                                              58-2633700
-------------------------------                              -------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation  or organization)                              Identification No.)

     336 BLUE RIDGE ST., PLAINSVILLE, GEORGIA                           30512
------------------------------------------------                        -----
     (Address of Principal Executive Offices)                         (Zip Code)

Securities registered pursuant to Section 12(b) of the Act:   NONE.

Securities registered pursuant to Section 12(g) of the Act:   NONE.

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been
subject  to  such  filing  requirements  for past 90 days.  Yes  X    No
                                                                ---      ---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or a information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year:   $______

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such common equity, as of a
specified  date  within  the  past  60  days:   $6,884,280

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

     State  the  number of shares outstanding of each of the issuer's classes of
common  equity,  as  of  the  latest practicable date.   913,834 AS OF MARCH 10,
2003.

                       DOCUMENTS INCORPORATED BY REFERENCE
NONE.

     Transitional Small Business Disclosure format (check one): Yes     No X
                                                                    ---    ---

                                TABLE OF CONTENTS

                                                                           PAGE
                                                                          NUMBER

PART I . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 1

   ITEM 1.   DESCRIPTION OF BUSINESS . . . . . . . . . . . . . . . . . . 1

   ITEM 2.   DESCRIPTION OF PROPERTIES . . . . . . . . . . . . . . . . .14

   ITEM 3.   LEGAL PROCEEDINGS . . . . . . . . . . . . . . . . . . . . .14

   ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS . . . .14

PART II. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .15

   ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
             MATTERS . . . . . . . . . . . . . . . . . . . . . . . . . .15

   ITEM 7.   FINANCIAL STATEMENTS. . . . . . . . . . . . . . . . . . . .17

   ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
             FINANCIAL DISCLOSURE. . . . . . . . . . . . . . . . . . . .18

PART III  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 18

   ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
             COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT . . . . .18

   ITEM 10.  EXECUTIVE COMPENSATION. . . . . . . . . . . . . . . . . . .19

   ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
             AND MANAGEMENT. . . . . . . . . . . . . . . . . . . . . . .21

   ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS. . . . . . .23

   ITEM 13.  EXHIBITS, LISTS AND REPORTS ON FORM 10-KSB. . . . . . . . .24

   ITEM 14.  CONTROLS AND PROCEDURES . . . . . . . . . . . . . . . . . .24

                                     PART I


ITEM 1.   DESCRIPTION OF BUSINESS

             CAUTIONARY NOTICE REGARDING FORWARD LOOKING STATEMENTS

     Various matters discussed in this Annual Report on Form 10-KSB may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act. Forward-looking statements may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Generations Bancshares, Inc. (the "Company") or Generations Bank ("Generations Bank" or the "Bank") to be materially different from the results described in such forward-looking statements.

     Actual results may differ materially from the results anticipated in these forward-looking statements due to a variety of factors, including, without limitation:

     - The inability of the Bank to achieve and maintain regulatory capital standards;

     -    Changes in the legislative and regulatory environment;

     - The effects of changes in interest rates on the level and composition of deposits, loan demand, the value of loan collateral, and interest rate risks; and

     - The effects of competition from commercial banks, thrifts, consumer finance companies, and other financial institutions operating in our market area and elsewhere.

     All forward-looking statements attributable to the Company or the Bank are expressly qualified in their entirety by these cautionary statements. Both the Company and the Bank disclaim any intent or obligation to update these forward-looking statements, whether as a result of new information, future events or otherwise.

                          GENERATIONS BANCSHARES, INC.

     Generations Bancshares is a Georgia corporation that was incorporated on October 1, 2001 to organize and serve as the holding company for Generations Bank, a state-chartered bank being organized under Georgia law. Generations Bank will be a full service commercial bank dedicated to providing superior customer service to the individuals and businesses in our community. We believe that local ownership and control will allow Generations Bank to serve customers more efficiently and will aid in our growth and success. Generations Bank will emphasize real estate lending to take advantage of the population growth of Union County and will aggressively market to small- to medium-sized businesses, professional concerns and individual consumers that may be currently undeserved.

     On November 19, 2001, we filed an application with the Georgia Department of Banking and Finance to organize a state-chartered bank in Blairsville, Georgia and with the FDIC for federal deposit insurance. On May 17, 2002, the Georgia Department of Banking and Finance conditionally approved our charter application, and on June 6, 2002, the FDIC conditionally approved our application for deposit insurance. Generations Bancshares filed an application with the Federal Reserve Bank of Atlanta to become a bank holding company by acquiring all of the capital stock of Generations Bank on August 9, 2002. We received a permit to begin business on January 24, 2003. We opened the Bank in a temporary facility located on our main bank site on January 27, 2003. We expect to move into our permanent facility in the first quarter of 2004.

                                GENERATIONS BANK

GENERAL

     Generations Bank focuses on community involvement and personal service while providing customers with the financial sophistication and products typically offered by a larger bank. Generations Bank's lending services emphasize real estate related loans and include consumer loans and commercial loans to small- to medium-sized businesses and professional concerns. Generations Bank offers a broad array of deposit services including demand deposits, regular savings accounts, money market deposits, certificates of deposit and individual retirement accounts. We also plan to provide additional services like ATM cards, debit cards, travelers checks, direct deposit, automatic transfers, and internet banking with on-line bill payment. We intend to offer our services through a variety of delivery systems including automated teller machines and telephone banking.


PHILOSOPHY AND STRATEGY

     Generations Bank operates as a full-service community bank, offering sophisticated financial products while emphasizing prompt, personalized customer service. We believe that this philosophy, encompassing the service aspects of community banking, will distinguish Generations Bank from its competitors.

     To carry out our philosophy, our business strategy involves the following:

     - Capitalizing on our directors' and officers' diverse community involvement, professional expertise, and personal and business contacts within our primary service area.

     - Hiring and retaining highly experienced and qualified banking personnel, preferably with established customer relationships.

     - Providing individualized attention with consistent, local decision-making authority.

     - Utilizing technology and strategic outsourcing to provide a broad array of convenient products and services.

     - Attracting our initial customer base by offering competitive interest rates on our deposit accounts.

     - Positioning our main office in a highly visible location near major traffic arteries.

     -    Implementing an aggressive marketing program.

MARKET OPPORTUNITIES

     PRIMARY SERVICE AREA. Generations Bank's primary service area is Union County, Georgia. We estimate that Generations Bank will draw most of its customer deposits and conduct most of its lending transactions from and within its primary service area. We also expect to draw additional business from counties contiguous to Union County - Towns County and Fannin County in Georgia and Clay County in North Carolina. In addition, we anticipate establishing a branch office in Towns County during our second year of operation.

     Our primary service area represents a diverse market with a growing population and economy. Rich in Georgian history and home to some of Georgia's most beautiful mountain scenery, Union County has long enjoyed the status of a recreation haven for metro Atlantans. Blairsville, the county seat and its only incorporated community, has enjoyed significant and sustained population growth for more than a decade. This population growth has attracted many businesses to the area and led to growth in the local service economy, and we expect this trend to continue. We believe that the community will enthusiastically welcome and support a new locally owned and operated commercial bank.

LENDING SERVICES

     LENDING POLICY. We place primary emphasis on real estate related loans in order to take advantage of the population growth in our service area. We also offer a full range of lending products, including commercial loans to small- to medium-sized businesses and professional concerns, and consumer loans to individuals. We compete for these loans with competitors who are well established and have greater resources and lending limits. As a result, we may initially have to offer more flexible pricing and terms to attract borrowers.

     We estimate that Generations Bank's loan portfolio will be comprised of the following:

        LOAN CATEGORY                                             RATIO
        -------------                                             -----
        Real estate related loans . . . . . . . . . . . . . .     75%

           Commercial real estate . . . . . . . . .     30%

           Construction and development . . . . . .     25%

           Residential real estate. . . . . . . . .     20%

        Commercial loans. . . . . . . . . . . . . . . . . . .     10%

        Consumer loans. . . . . . . . . . . . . . . . . . . .     15%

     Based on our executive officers' past lending experience, we believe that, when properly managed and monitored, none of these categories represents a significantly higher risk than the other.

     LENDING LIMITS. Generations Bank's lending activities are subject to a variety of lending limits. Differing limits apply based on the type of loan or the nature of the borrower, including the borrower's relationship to the bank. In general, however, Generations Bank is able to loan any one borrower a maximum amount equal to either:

     -    15% of Generations Bank's capital and surplus; or

     - 25% of its capital and surplus if the entire amount of the loan is fully secured by good collateral or other ample security.

     These legal limits will increase or decrease as Generations Bank's capital increases or decreases as a result of its earnings or losses, among other reasons. Our management team has adopted an internal lending limit which is 10% lower than the applicable legal limit. Based on either our internal lending limits or our legal lending limits, we will need to sell participations in loans to other financial institutions in order to meet all of the lending needs of our customers requiring extensions of credit above these limits.

     CREDIT RISKS. The principal economic risk associated with each category of loans that Generations Bank makes is the creditworthiness of the borrower. Borrower creditworthiness is affected by general economic conditions and the strength of the relevant business market segment. General economic factors affecting a borrower's ability to repay include interest, inflation and employment rates, as well as other factors affecting a borrower's customers, suppliers and employees.

     The well established financial institutions in our market are likely to make proportionately more loans to medium- to large-sized businesses than Generations Bank will make. Many of Generations Bank's anticipated commercial loans will likely be made to small- to medium-sized businesses that may be less able to withstand competitive, economic and financial pressures than larger borrowers.

     REAL ESTATE LOANS. Generations Bank makes commercial real estate loans, construction and development loans, and residential real estate loans. These loans include commercial loans where Generations Bank takes a security interest in real estate out of an abundance of caution and not as the principal collateral for the loan, but exclude home equity loans, which are classified as consumer loans.

     COMMERCIAL REAL ESTATE. Commercial real estate loan terms generally are limited to five years or less, although payments may be structured on a longer amortization basis. Interest rates may be fixed or adjustable, although rates typically are not fixed for a period exceeding 36 months. Generations Bank generally charges an origination fee of one percent. We attempt to reduce credit risk on our commercial real estate loans by emphasizing loans on owner-occupied office and retail buildings where the ratio of the loan principal to the value of the collateral as established by independent appraisal does not exceed 80% and net projected cash flow available for debt service equals 120% of the debt service requirement. In addition, Generations Bank generally requires personal guarantees from the principal owners of the property supported by a review by Generations Bank's management of the principal owners' personal financial statements. Risks associated with commercial real estate loans include fluctuations in the value of real estate, new job creation trends, tenant vacancy rates and the quality of the borrower's management. Generations Bank limits its risk by analyzing borrowers' cash flow and collateral value on an ongoing basis.

     CONSTRUCTION AND DEVELOPMENT LOANS. We make construction and development loans both on a pre-sold and speculative basis. If the borrower has entered into an agreement to sell the property prior to beginning construction, then the loan is considered to be on a pre-sold basis. If the borrower has not entered into an agreement to sell the property prior to beginning construction, then the loan is considered to be on a speculative basis. Construction and development loans are generally made with a term of six to twelve months and interest is paid quarterly. The ratio of the loan principal to the value of the collateral as established by independent appraisal typically will not exceed 75%. Speculative loans are based on the borrower's financial strength and cash flow position. Loan proceeds are disbursed based on the percentage of completion and only after the project has been inspected by an experienced construction lender or third-party inspector. Risks associated with construction loans include fluctuations in the value of real estate and new job creation trends.

     RESIDENTIAL REAL ESTATE. Generations Bank's residential real estate loans consists of residential second mortgage loans, residential construction loans and traditional mortgage lending for one to four family residences. We originate and maintain fixed and variable rate mortgages with long-term maturity and balloon payments not exceeding 20 years. The amortization of second mortgages generally does not exceed 15 years and the rates will generally not be fixed for over 60 months. All loans are made in accordance with Generations Bank's appraisal policy and with the ratio of the loan principal to the value of collateral as established by independent appraisal not exceeding 85%. We expect that these loan-to-value ratios will be sufficient to compensate for fluctuations in real estate market value and to minimize losses that could result from a downturn in the residential real estate market.

     COMMERCIAL LOANS. Loans for commercial purposes in various lines of businesses are components of Generations Bank's loan portfolio. The terms of these loans vary by purpose and by type of underlying collateral, if any. Generations Bank typically makes equipment loans for a term of five years or less at fixed or variable rates, with the loan fully amortized over the term. Equipment loans generally are secured by the financed equipment, and the ratio of the loan principal to the value of the financed equipment or other collateral is generally 80% or less. Loans to support working capital typically have terms not exceeding one year and are usually secured by accounts receivable, inventory or personal guarantees of the principals of the business. For loans secured by accounts receivable or inventory, principal is typically repaid as the assets securing the loan are converted into cash, and for loans secured with other types of collateral, principal is typically due at maturity. The quality of the commercial borrower's management and its ability both to properly evaluate changes in the supply and demand characteristics affecting its markets for products and services and to effectively respond to such changes are significant factors in a commercial borrower's creditworthiness.

     CONSUMER LOANS. Generations Bank makes a variety of loans to individuals for personal, family and household purposes, including secured and unsecured installment and term loans, home equity loans and home equity lines of credit. Consumer loan repayments depend upon the borrower's financial stability and are more likely to be adversely affected by divorce, job loss, illness and personal hardships. Because many consumer loans are secured by depreciable assets such as boats, cars and trailers, the loan should be amortized over the useful life of the asset. To minimize the risk that the borrower cannot afford the monthly payments, all fixed monthly obligations should not exceed 40% of the borrower's gross monthly income. The borrower should also be continuously employed for at least 12 months prior to obtaining the loan. The loan officer will review the borrower's past credit history, past income level, debt history and, when applicable, cash flow and determine the impact of all these factors on the ability of the borrower to make future payments as agreed. We expect that the principal competitors for consumer loans will be the established banks in Generations Bank's market.

INVESTMENTS

     In addition to loans, Generations Bank makes other investments primarily in obligations of the United States or obligations guaranteed as to principal and interest by the United States and other taxable securities. No investment in any of those instruments exceeds any applicable limitation imposed by law or regulation. The Loan & Asset/Liability Committee reviews the investment portfolio on an ongoing basis in order to ensure that the investments conform to Generations Bank's policy as set by the board of directors.

ASSET AND LIABILITY MANAGEMENT

     The Loan & Asset/Liability Committee manages Generations Bank's assets and liabilities and strives to provide a stable, optimized net interest margin, adequate liquidity and a profitable after-tax return on assets and return on equity. The committee conducts these management functions within the framework of written loan and investment policies of Generations Bank. The committee attempts to maintain a balanced position between rate sensitive assets and rate sensitive liabilities. Specifically, it charts assets and liabilities on a matrix by maturity, effective duration and interest adjustment period and attempts to manage any gaps in maturity ranges.

DEPOSIT SERVICES

     Generations Bank seek to establish a broad base of core deposits, including savings accounts, checking accounts, money market accounts, a variety of certificates of deposit and IRA accounts. To attract deposits, Generations Bank employs an aggressive marketing plan in its overall service area and features a broad product line and competitive rates and services. The primary sources of deposits are residents of, and businesses and their employees located in, Generations Bank's primary service area. Generations Bank plans to obtain these deposits through personal solicitation by its officers and directors, direct mail solicitations and advertisements published in the local media.

OTHER BANKING SERVICES

     Other banking services now operational include travelers checks, direct deposits, social security checks, night depository and ATM cards. Anticipated banking services include debit cards, on-line banking services, limited cash management services and discount brokerage services, courier services and TT&L Depository. Generations Bank is associated with STAR and CIRRUS so our customers will be able to use ATMs throughout Georgia and other regions. We do not charge our customers for the use of these automated teller machines. However, other financial institutions may charge our customers for the use of their automated teller machines. We also plan to offer VISA(R) credit card services. We also plan to provide our customers with internet banking access with on-line bill payment. Generations Bank does not plan to exercise trust powers during its initial years of operation. In the future, we may offer a full-service trust department, but cannot do so without the prior approval of the Georgia Department of Banking and Finance.

EMPLOYEES

     Generations Bank has 12 full-time equivalent employees. When we occupy our permanent facility, we expect that Generations Bank will have 19 full-time equivalent employees. We do not expect that Generations Bancshares will have any employees who are not also employees of Generations Bank.

                           SUPERVISION AND REGULATION

     Both the Company and the Bank are subject to extensive state and federal banking regulations that impose restrictions on and provide for general regulatory oversight of their operations. These laws are generally intended to protect depositors and not shareholders. The following discussion describes the material elements of the regulatory framework that applies to us.

GENERATIONS BANCSHARES

     Since the Company owns all of the capital stock of the Bank, it is a bank holding company under the federal Bank Holding Company Act of 1956. As a result, the Company is primarily subject to the supervision, examination, and reporting requirements of the Bank Holding Company Act and the regulations of the Federal Reserve.

     ACQUISITIONS OF BANKS. The Bank Holding Company Act requires every bank holding company to obtain the Federal Reserve's prior approval before:

     - acquiring direct or indirect ownership or control of any voting shares of any bank if, after the acquisition, the bank holding company will directly or indirectly own or control more than 5% of the bank's voting shares;

     -    acquiring all or substantially all of the assets of any bank; or

     -    merging or consolidating with any other bank holding company.

     Additionally, the Bank Holding Company Act provides that the Federal Reserve may not approve any of these transactions if it would result in or tend to create a monopoly or, substantially lessen competition or otherwise function as a restraint of trade, unless the anti-competitive effects of the proposed transaction are clearly outweighed by the public interest in meeting the convenience and needs of the community to be served. The Federal Reserve is also required to consider the financial and managerial resources and future prospects of the bank holding companies and banks concerned and the convenience and needs of the community to be served. The Federal Reserve's consideration of financial resources generally focuses on capital adequacy, which is discussed below.

     Under the Bank Holding Company Act, if adequately capitalized and adequately managed, the Company or any other bank holding company located in Georgia may purchase a bank located outside of Georgia. Conversely, an adequately capitalized and adequately managed bank holding company located outside of Georgia may purchase a bank located inside Georgia. In each case, however, restrictions may be placed on the acquisition of a bank that has only been in existence for a limited amount of time or will result in specified concentrations of deposits. For example, Georgia law prohibits a bank holding company from acquiring control of a financial institution until the target financial institution has been incorporated for three years. As a result, no bank holding company may acquire control of the Company until after the third anniversary date of the Bank's incorporation.

     CHANGE IN BANK CONTROL. Subject to various exceptions, the Bank Holding Company Act and the Change in Bank Control Act, together with related regulations, require Federal Reserve approval prior to any person or company acquiring "control" of a bank holding company. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of the bank holding company. Control is refutably presumed to exist if a person or company acquires 10% or more, but less than 25%, of any class of voting securities and either:

     - the bank holding company has registered securities under Section 12 of the Securities Act of 1934; or

     - no other person owns a greater percentage of that class of voting securities immediately after the transaction.

     Our common stock is registered under the Securities Exchange Act of 1934. The regulations provide a procedure for challenging any rebuttable presumption of control.

          PERMITTED ACTIVITIES. A bank holding company is generally permitted under the Bank Holding Company Act, to engage in or acquire direct or indirect control of more than 5% of the voting shares of any company engaged in the following activities:

     -    Banking or managing or controlling banks; and

     - Any activity that the Federal Reserve determines to be so closely related to banking as to be a proper incident to the business of banking.

     Activities that the Federal Reserve has found to be so closely related to banking as to be a proper incident to the business of banking include:

     -    Factoring accounts receivable;

     - Making, acquiring, brokering or servicing loans and usual related activities;

     -    Leasing personal or real property;

     - Operating a non-bank depository institution, such as a savings association;

     -    Trust company functions;

     -    Financial and investment advisory activities;

     -    Conducting discount securities brokerage activities;

     - Underwriting and dealing in government obligations and money market instruments;

     -    Providing specified management consulting and counseling activities;

     -    Performing selected data processing services and support services;

     - Acting as agent or broker in selling credit life insurance and other types of insurance in connection with credit transactions; and

     -    Performing selected insurance underwriting activities.

     Despite prior approval, the Federal Reserve may order a bank holding company or its subsidiaries to terminate any of these activities or to terminate its ownership or control of any subsidiary when it has reasonable cause to believe that the bank holding company's continued ownership, activity or control constitutes a serious risk to the financial safety, soundness, or stability of it or any of its bank subsidiaries.

     In addition to the permissible bank holding company activities listed above, a bank holding company may qualify and elect to become a financial holding company, permitting the bank holding company to engage in additional activities that are financial in nature or incidental or complementary to financial activity. The Bank Holding Company Act expressly lists the following activities as financial in nature:

     -    Lending, trust and other banking activities;

     - Insuring, guaranteeing, or indemnifying against loss or harm, or providing and issuing annuities, and acting as principal, agent, or broker for these purposes, in any state;

     -    Providing financial, investment, or advisory services;

     - Issuing or selling instruments representing interests in pools of assets permissible for a bank to hold directly;

     -    Underwriting, dealing in or making a market in securities;

     - Other activities that the Federal Reserve may determine to be so closely related to banking or managing or controlling banks as to be a proper incident to managing or controlling banks;

     - Foreign activities permitted outside of the United States if the Federal Reserve has determined them to be usual in connection with banking operations abroad;

     -    Merchant banking through securities or insurance affiliates; and

     -    Insurance company portfolio investments.

     To qualify to become a financial holding company, the Bank and any other depository institution subsidiary of the Company must be well capitalized and well managed and must have a Community Reinvestment Act rating of at least "satisfactory." Additionally, the Company must file an election with the Federal Reserve to become a financial holding company and must provide the Federal Reserve with 30 days' written notice prior to engaging in a permitted financial activity. While the Company meets the qualification standards applicable to financial holding companies, the Company has not elected to become a financial holding company at this time.

     SUPPORT OF SUBSIDIARY INSTITUTIONS. Under Federal Reserve policy, the Company is expected to act as a source of financial strength for the Bank and to commit resources to support the Bank. This support may be required at times when, without this Federal Reserve policy, the Company might not be inclined to provide it. In addition, any capital loans made by the Company to the Bank will be repaid only after its deposits and various other obligations are repaid in full. In the unlikely event of the Company's bankruptcy, any commitment by it to a federal bank regulatory agency to maintain the capital of the Bank will be assumed by the bankruptcy trustee and entitled to a priority of payment.

GENERATIONS BANK

     Generations Bank is a commercial bank chartered under the laws of the State of Georgia and is subject to examination by the Georgia Department of Banking and Finance. The Georgia Department of Banking and Finance regulates or monitors all areas of a state bank's operations and activities, including reserves, loans, mergers, issuance of securities, payment of dividends, interest rates and establishment of branches.

     The FDIC insures Generations Bank's deposits and is its primary federal regulator. The major functions of the FDIC with respect to insured banks include paying depositors to the extent provided by law in the event an insured bank is closed without adequately providing for payment of the claims of depositors, acting as a receiver of state banks placed in receivership when so appointed by state authorities, and preventing the continuance or development of unsound and unsafe banking practices. In addition, the FDIC is authorized to examine insured state banks that are not members of the Federal Reserve System to determine their condition for insurance purposes. The FDIC also approves conversions, mergers, consolidations and assumption of deposit liability transactions between insured banks and noninsured banks or institutions to prevent capital or surplus diminution in transactions where the resulting, continued or assuming bank is an insured state bank which is not a member of the Federal Reserve System.

     BRANCHING. Under current Georgia law, Generations Bank may open branch offices throughout Georgia with the prior approval of the Georgia Department of Banking and Finance. In addition, with prior regulatory approval, Generations Bank is able to acquire branches of existing banks located in Georgia. Generations Bank and any other national or state-chartered bank generally may branch across state lines by merging with banks in other states if allowed by the applicable states' laws. Georgia law, with limited exceptions, currently permits branching across state lines only through interstate mergers.

     Under the Federal Deposit Insurance Act, states may "opt-in" and allow out-of-state banks to branch into their state by establishing a new start-up branch in the state. Currently, Georgia has not opted-in to this provision. Therefore, interstate merger is the only method through which a bank located outside of Georgia may branch into Georgia. This provides a limited barrier of entry into the Georgia banking market, which protects us from an important segment of potential competition. However, because Georgia has elected not to opt-in, our ability to establish a new start-up branch in another state may be limited. Many states that have elected to opt-in have done so on a reciprocal basis, meaning that an out-of-state bank may establish a new start-up branch only if its home state has also elected to opt-in. Consequently, unless Georgia changes its election, the only way we will be able to branch into states that have elected to opt-in on a reciprocal basis will be through interstate merger.


     PROMPT CORRECTIVE ACTION. The Federal Deposit Insurance Corporation Improvement Act of 1991 establishes a system of prompt corrective action to resolve the problems of undercapitalized financial institutions. Under this system, the federal banking regulators have established five capital categories (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized) in which all institutions are placed. Federal banking regulators are required to take various mandatory supervisory actions and are authorized to take other discretionary actions with respect to institutions in the three undercapitalized categories. The severity of the action depends upon the capital category in which the institution is placed. Generally, subject to a narrow exception, the banking regulator must appoint a receiver or conservator for an institution that is critically undercapitalized. The federal banking agencies have specified by regulation the relevant capital level for each category.

     An institution that is categorized as undercapitalized, significantly undercapitalized, or critically undercapitalized is required to submit an acceptable capital restoration plan to its appropriate federal banking agency. A bank holding company must guarantee that a subsidiary depository institution meets its capital restoration plan, subject to various limitations. The controlling holding company's obligation to fund a capital restoration plan is limited to the lesser of 5% of an undercapitalized subsidiary's assets at the time it became undercapitalized or the amount required to meet regulatory capital requirements. An undercapitalized institution is also generally prohibited from increasing its average total assets, making acquisitions, establishing any branches or engaging in any new line of business, except under an accepted capital restoration plan or with FDIC approval. The regulations also establish procedures for downgrading an institution to a lower capital category based on supervisory factors other than capital.

     FDIC INSURANCE ASSESSMENTS. The FDIC has adopted a risk-based assessment system for insured depository institutions that takes into account the risks attributable to different categories and concentrations of assets and liabilities. The system assigns an institution to one of three capital categories: (1) well capitalized; (2) adequately capitalized; and (3) undercapitalized. These three categories are substantially similar to the prompt corrective action categories described above, with the "undercapitalized" category including institutions that are undercapitalized, significantly undercapitalized, and critically undercapitalized for prompt corrective action purposes. The FDIC also assigns an institution to one of three supervisory subgroups based on a supervisory evaluation that the institution's primary federal regulator provides to the FDIC and information that the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds. Assessments range from 0 to 27 cents per $100 of deposits, depending on the institution's capital group and supervisory subgroup. In addition, the FDIC imposes assessments to help pay off the $780 million in annual interest payments on the $8 billion Financing Corporation bonds issued in the late 1980s as part of the government rescue of the thrift industry. This assessment rate is adjusted quarterly and is set at 1.68 cents per $100 of deposits for the first quarter of 2003.

     The FDIC may terminate its insurance of deposits if it finds that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order, or condition imposed by the FDIC.

     COMMUNITY REINVESTMENT ACT. The Community Reinvestment Act requires the appropriate federal regulator, in connection with its examinations of financial institutions within its jurisdiction, to evaluate the record of each financial institution in meeting the credit needs of its local community, including low- and moderate-income neighborhoods. The appropriate federal regulator considers these factors in evaluating mergers, acquisitions, and applications to open a branch or facility. Failure to adequately meet these criteria could impose additional requirements and limitations on Generations Bank. Banks with aggregate assets of $250 million or less are subject to a Community Reinvestment Act examination only once every 60 months if the bank receives an outstanding rating, once every 48 months if it receives a satisfactory rating and as needed if the rating is less than satisfactory. Additionally, banks are required to publicly disclose the terms of various Community Reinvestment Act-related agreements.

     OTHER REGULATIONS. Interest and other charges collected or contracted for by the Bank are subject to state usury laws and federal laws concerning interest rates. For example, under the Soldiers' and Sailors' Civil Relief Act of 1940, a lender is generally prohibited from charging an annual interest rate in excess of 6% on any obligation for which the borrower is a person on active duty with the United States military.

     The Bank's loan operations are also subject to federal laws applicable to credit transactions, such as the:

     - federal Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

     - Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

     - Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

     - Fair Credit Reporting Act of 1978, governing the use and provision of information to credit reporting agencies;

     - Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies;

     - Soldiers' and Sailors' Civil Relief Act of 1940, governing the repayment terms of, and property rights underlying, secured obligations of persons in military service; and

     - the rules and regulations of the various federal agencies charged with the responsibility of implementing these federal laws.

     In addition to the federal and state laws noted above, the Georgia Fair Lending Act ("GFLA") imposes restrictions and procedural requirements on most mortgage loans made in Georgia, including home equity loans and lines of credit. GFLA became effective on October 1, 2002 and was amended on March 7, 2003. While selected provisions of GFLA apply regardless of the interest rate or charges on the loan, the majority of the requirements apply only to "high cost home loans," as defined by GFLA.

     We have implemented procedures to comply with all GFLA requirements.

     The deposit operations of the Bank are subject to:

     - The Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records; and

     - The Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve to implement that act, which govern automatic deposits to and withdrawals from deposit accounts and customers' rights and liabilities arising from the use of automated teller machines and other electronic banking services.

CAPITAL ADEQUACY

     The Company and the Bank are required to comply with the capital adequacy standards established by the Federal Reserve, in the case of the Company, and the FDIC, in the case of the Bank. The Federal Reserve has established a risk-based and a leverage measure of capital adequacy for bank holding companies. Since the Company's consolidated total assets are less than $150 million, under the Federal Reserve's capital guidelines, our capital adequacy is measured on a bank-only basis, as opposed to a consolidated basis. The Bank is also subject to risk-based and leverage capital requirements adopted by the FDIC, which are substantially similar to those adopted by the Federal Reserve for bank holding companies.

     The risk-based capital standards are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies, to account for off-balance-sheet exposure, and to minimize disincentives for holding liquid assets. Assets and off-balance-sheet items, such as letters of credit and unfunded loan commitments, are assigned to broad risk categories, each with appropriate risk weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance-sheet items.

     The minimum guideline for the ratio of total capital to risk-weighted assets is 8%. Total capital consists of two components, Tier 1 Capital and Tier 2 Capital. Tier 1 Capital generally consists of common stock, minority interests in the equity accounts of consolidated subsidiaries, noncumulative perpetual preferred stock, and a limited amount of qualifying cumulative perpetual preferred stock, less goodwill and other specified intangible assets. Tier 1 Capital must equal at least 4% of risk-weighted assets. Tier 2 Capital generally consists of subordinated debt, other preferred stock, and a limited amount of loan loss reserves. The total amount of Tier 2 Capital is limited to 100% of Tier 1 Capital.

     In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 Capital to average assets, less goodwill and other specified intangible assets, of 3% for bank holding companies that meet specified criteria, including having the highest regulatory rating and implementing the Federal Reserve's risk-based capital measure for market risk. All other bank holding companies generally are required to maintain a leverage ratio of at least 4%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without reliance on intangible assets. The Federal Reserve considers the leverage ratio and other indicators of capital strength in evaluating proposals for expansion or new activities.

     Failure to meet capital guidelines could subject a bank or bank holding company to a variety of enforcement remedies, including issuance of a capital directive, the termination of deposit insurance by the FDIC, a prohibition on accepting brokered deposits, and certain other restrictions on its business. As described above, significant additional restrictions can be imposed on FDIC-insured depository institutions that fail to meet applicable capital requirements. See "-Generations Bank-Prompt Corrective Action."

PAYMENT OF DIVIDENDS

     Generations Bancshares is a legal entity separate and distinct from Generations Bank. The principal sources of Generations Bancshares' cash flow, including cash flow to pay dividends to its shareholders, will be dividends that Generations Bank will pay to its sole shareholder, Generations Bancshares. Statutory and regulatory limitations apply to Generations Bank's payment of dividends to Generations Bancshares as well as to Generations Bancshares' payment of dividends to its shareholders.

     The Georgia Department of Banking and Finance will regulate Generations Bank's dividend payments and must approve dividend payments that would exceed 50% of Generations Bank's net income for the prior year.

     The payment of dividends by Generations Bancshares and Generations Bank may also be affected by other factors, such as the requirement to maintain adequate capital above regulatory guidelines. If, in the opinion of its federal banking regulator, Generations Bank were engaged in or about to engage in an unsafe or unsound practice, the federal banking regulator could require, after notice and a hearing, that it cease and desist from its practice. The federal banking agencies have indicated that paying dividends that deplete a depository institution's capital base to an inadequate level would be an unsafe and unsound banking practice. Under the Federal Deposit Insurance Corporation Improvement Act of 1991, a depository institution may not pay any dividend if payment would cause it to become undercapitalized or if it already is undercapitalized. Moreover, the federal agencies have issued policy statements that provide that insured banks should generally only pay dividends out of current operating earnings. See "-Prompt Corrective Action" above.

RESTRICTIONS ON TRANSACTIONS WITH AFFILIATES

     The Company and the Bank are subject to the provisions of Section 23A of the Federal Reserve Act. Section 23A places limits on the amount of:

     -    a bank's loans or extensions of credit to affiliates;

     -    a bank's investment in affiliates;

     - assets a bank may purchase from affiliates, except for real and personal property exempted by the Federal Reserve;

     - loans or extensions of credit to third parties collateralized by the securities or obligations of affiliates; and

     - a bank's guarantee, acceptance or letter of credit issued on behalf of an affiliate.

     The total amount of the above transactions is limited in amount, as to any one affiliate, to 10% of a bank's capital and surplus and, as to all affiliates combined, to 20% of a bank's capital and surplus. In addition to the limitation on the amount of these transactions, each of the above transactions must also meet specified collateral requirements. The Bank must also comply with other provisions designed to avoid the taking of low-quality assets.

     The Company and the Bank are also subject to the provisions of Section 23B of the Federal Reserve Act which, among other things, prohibit an institution from engaging in the above transactions with affiliates unless the transactions are on terms substantially the same, or at least as favorable to the institution or its subsidiaries, as those prevailing at the time for comparable transactions with nonaffiliated companies.

     The Bank is also subject to restrictions on extensions of credit to its executive officers, directors, principal shareholders and their related interests. These extensions of credit (1) must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with third parties, and (2) must not involve more than the normal risk of repayment or present other unfavorable features.

PRIVACY

     Financial institutions are required to disclose their policies for collecting and protecting confidential information. Customers generally may prevent financial institutions from sharing nonpublic personal financial information with nonaffiliated third parties except under narrow circumstances, such as the processing of transactions requested by the consumer or when the financial institution is jointly sponsoring a product or service with a nonaffiliated third party. Additionally, financial institutions generally may not disclose consumer account numbers to any nonaffiliated third party for use in telemarketing, direct mail marketing or other marketing to consumers.

ANTI-TERRORISM LEGISLATION

     In the wake of the tragic events of September 11th, on October 26, 2001, the President signed the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism (USA PATRIOT) Act of 2001. Under the USA PATRIOT Act, financial institutions are subject to prohibitions against specified financial transactions and account relationships as well as enhanced due diligence and "know your customer" standards in their dealings with foreign financial institutions and foreign customers. For example, the enhanced due diligence policies, procedures and controls generally require financial institutions to take reasonable steps:

     - to conduct enhanced scrutiny of account relationships to guard against money laundering and report any suspicious transaction;

     - to ascertain the identity of the nominal and beneficial owners of, and the source of funds deposited into, each account as needed to guard against money laundering and report any suspicious transactions;

     - to ascertain for any foreign bank, the shares of which are not publicly traded, the identity of the owners of the foreign bank and the nature and extent of the ownership interest of each such owner; and

     - to ascertain whether any foreign bank provides correspondent accounts to other foreign banks and, if so, the identity of those foreign banks and related due diligence information.

     Under the USA PATRIOT Act, financial institutions must establish anti-money laundering programs. The USA PATRIOT Act sets forth minimum standards for these programs, including:

     -    the development of internal policies, procedures and controls;

     -    the designation of a compliance officer;

     -    an ongoing employee training program; and

     -    an independent audit function to test the programs.

     Pursuant to the mandate of the USA PATRIOT Act, the Secretary of the Treasury issued regulations effective April 24, 2002 applicable to financial institutions. Because all federally insured depository institutions are required to have anti-money laundering programs, the regulations provide that a financial institution which is subject to regulation by a "federal functional" is in compliance with the regulations if it complies with the rules of its primary federal regulator governing the establishment and maintenance of anti-money laundering programs.

     Under the authority of the USA PATRIOT Act, the Secretary of the Treasury adopted rules on September 26, 2002 increasing the cooperation and information sharing between financial institutions, regulators and law enforcement authorities regarding individuals, entities and organizations engaged in, or reasonably suspected based on credible evidence of engaging in, terrorist acts or money laundering activities. Under the new rules, a financial institution is required to:

- expeditiously search its records to determine whether it maintains or has maintained accounts, or engaged in transactions with individuals or entities, listed in a request submitted by the Financial Crimes Enforcement Network ("FinCEN");

     -    notify FinCEN if an account or transaction is identified;

     -    designate a contact person to receive information requests;

     - limit use of information provided by FinCEN to: (1) reporting to FinCEN, (2) determining whether to establish or maintain an account or engage in a transaction and (3) assisting the financial institution in complying with the Bank Secrecy Act; and

     - maintain adequate procedures to protect the security and confidentiality of FinCEN requests.

     Under the new rules, a financial institution may also share information regarding individuals, entities, organizations and countries for purposes of identifying and, where appropriate, reporting activities that it suspects may involve possible terrorist activity or money laundering. Such information-sharing is protected under a safe harbor if the financial institution:

     - notifies FinCEN of its intention to share information, even when sharing with an affiliated financial institution;

     - takes reasonable steps to verify that, prior to sharing, the financial institution or association of financial institutions with which it intends to share information has submitted a notice to FinCEN;

     - limits the use of shared information to identifying and reporting on money laundering or terrorist activities, determining whether to establish or maintain an account or engage in a transaction, or assisting it in complying with the Bank Security Act; and

     - maintains adequate procedures to protect the security and confidentiality of the information.

     Any financial institution complying with these rules will not be deemed to have violated the privacy requirements discussed above.

     The Secretary of the Treasury also adopted a new rule on September 26, 2002 intended to prevent money laundering and terrorist financing through correspondent accounts maintained by U.S. financial institutions on behalf of foreign banks. Under the new rule, financial institutions:

     - are prohibited from providing correspondent accounts to foreign shell banks;

     - are required to obtain a certification from foreign banks for which they maintain a correspondent account stating the foreign bank is not a shell bank and that it will not permit a foreign shell bank to have access to the U.S. account;

     - must maintain records identifying the owner of the foreign bank for which they may maintain a correspondent account and its agent in the Unites States designated to accept services of legal process;

     - must terminate correspondent accounts of foreign banks that fail to comply with or fail to contest a lawful request of the Secretary of the Treasury or the Attorney General of the United States, after being notified by the Secretary or Attorney General.

     The new rule applies to correspondent accounts established after October 28, 2002.

PROPOSED LEGISLATION AND REGULATORY ACTION

     New regulations and statutes are regularly proposed that contain wide-ranging proposals for altering the structures, regulations and competitive relationships of financial institutions operating and doing business in the United States. We cannot predict whether or in what form any proposed regulation or statute will be adopted or the extent to which our business may be affected by any new regulation or statute.

EFFECT OF GOVERNMENTAL MONETARY POLICES

     Our earnings are affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies. The Federal Reserve Bank's monetary policies have had, and are likely to continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy in order, among other things, to curb inflation or combat a recession. The monetary policies of the Federal Reserve affect the levels of bank loans, investments and deposits through its control over the issuance of United States government securities, its regulation of the discount rate applicable to member banks and its influence over reserve requirements to which member banks are subject. We cannot predict the nature or impact of future changes in monetary and fiscal policies.

                        SELECTED STATISTICAL INFORMATION

     The Bank has been open for business for less than two months and, as a result, the Bank has no significant historical financial information. Consequently, selected statistical information has been omitted. For information concerning the Company's historical financial performance, see "Part II-Item 6. Management's Plan of Operation" and "Part II-Item 7. Financial Statements."


ITEM 2.   DESCRIPTION OF PROPERTIES

Generations Bank opened in a temporary facility on the site while a permanent main office building will be constructed. We have selected 336 Blue Ridge Street in Blairsville as the site for Generations Bank's main office facility. Located next to the public library on Blue Ridge Street, a major road in Blairsville with good access from U.S. 19 and U.S. 76, the proposed site is well suited for Generations Bank to serve its market. Construction of our permanent facility is expected to begin in the second quarter of 2003 with completion expected by January, 2004. The permanent facility will be a two story, rock veneer building with 12,250 square feet. It will feature traditional bank architecture and will include three drive-up windows and an automated teller machine.

ITEM 3.   LEGAL PROCEEDINGS

There are no material pending legal proceedings to which the Company is a party or of which any of its properties are subject, nor are there material proceedings known to the Company to be contemplated by any governmental authority. Additionally, the Company is unaware of any material proceedings, pending or contemplated, in which any existing or proposed director, officer or affiliate, or any principal security holder of the Company or any associate of any of the foregoing, is a party or has an interest adverse to the Company.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

     (a) The Company closed its initial public offering of securities on December 31, 2002. All sales of securities by the Company in 2002 and 2003 were registered under the Securities Act. There is currently no established market for the Company's common stock, and an active trading market is not likely to develop. The Company does not have any plans to list its common stock on any stock exchange or on the over-the-counter market. As a result, investors who need or wish to dispose of all or any part of their common stock may be unable to do so except in private, directly negotiated sales.

     (b) On March 10, 2003, the Company had 849 shareholders of record who owned an aggregate of 913,834 shares.

     (c) The Company has paid no dividends on its common stock since its organization. The principal source of the Company's cash flow, including cash flow to pay dividends to its shareholders, will be dividends that the Bank pays to the Company as its sole shareholder. Statutory and regulatory limitations will apply to the Bank's payment of dividends to the Company, as well as to the Company's payment of dividends to its shareholders. For a complete discussion of restrictions on dividends, see "Part I-Item 1. Description of Business-Supervision and Regulation-Payment of Dividends."


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATIONS

     The purpose of the following discussion is to address information relating to the financial condition and results of operations of Generations Bancshares, Inc. that may not be readily apparent from the consolidated financial statements and notes thereto, which appear on Exhibit 13.1 to this Report. This discussion should be read in conjunction with the information provided our consolidated financial statements and notes thereto.

GENERAL

     We were in the development stage during the last fiscal year and remained in that stage until we commenced our banking operations on January 27, 2003. Generations Bancshares, Inc. was incorporated on October 1, 2002 to serve as a holding company for Generations Bank. During the fiscal year ended December 31, 2002, our main activities were:

     -    seeking, interviewing and selecting our officers;

     -    preparing our business plan;

     - applying for a state bank charter under the laws of the State of Georgia;

     -    applying for FDIC deposit insurance;

     -    applying to become a bank holding company;

     -    identifying the sites for our banking facilities; and

     -    raising equity capital through an initial public offering.

     On June 27, 2002, we began an initial public offering of a minimum of 770,000 shares and a maximum of 1,000,000 shares of the common stock of Generations Bancshares, Inc. As of March 25, 2003, we had raised $9,148,850 by issuing 914,885 shares of our common stock in the offering. The offering was closed on December 31, 2002.

FINANCIAL RESULTS

     From April 16, 2001, the date we began our organizational activities, through December 31, 2002, our accumulated net losses amounted to $606,765. Our financial statements and related notes, which are included in this Report, provide additional information relating to the discussion of our financial condition. See "Index to Financial Report" on Exhibit 13.1 to this Report.

     We completed our organizational activities and began banking operations on January 27, 2003. We have incurred substantial expenses in establishing Generations Bank as a going concern, and we can give you no assurance that we will be profitable or that future earnings, if any, will meet the levels prevailing in the banking industry. Typically new banks are not profitable in their first year of banking operations and, in some cases are not profitable for several years. Our future results will be determined primarily by our ability to manage effectively interest income and expense, to minimize loan and investment losses, to generate non-interest income, and to control non-interest expenses. Since interest rates will be determined by market forces and economic conditions beyond our control, our ability to generate net interest income will be dependent upon our ability to maintain an adequate spread between the rate earned on earning assets, such as loans and investment securities, and the rate paid on interest-bearing liabilities, such as deposits and borrowing.

LIQUIDITY AND INTEREST RATE SENSITIVITY

     ORGANIZATIONAL PERIOD. During our organizational period, our cash requirements consisted principally of funding our pre-opening expenses, described above, as well as capital expenditures for the acquisition, renovation, furnishing and equipping of our initial main office facility.

     From April 16, 2001 through January 7, 2003, our pre-opening expenses were funded through an organizing line of credit from Nexity Bank. The total amount available on the line of credit was $700,000, of which $694,859 was outstanding at December 31, 2002. Each of our organizers guaranteed the full amount of this loan, which bore interest at 0.50% less than the prime rate as published in the Money Rates section of The Wall Street Journal, and was to be paid on June 10, 2003. We repaid the outstanding balance on the line of credit by using a portion of the proceeds of our initial public offering on January 7, 2003.

     In addition, the organizers advanced the Company $55,000 for the purpose of paying organization expenses for the Company and the Bank. The advances are non-interest bearing, however, interest was imputed on the outstanding advances at a rate of prime less .50% until the offering is completed. Total imputed interest was $4,003 and $1,805 as of December 31, 2002 and 2001, respectively, and is included in the accompanying statement of operations. The organizer advances were repaid upon release of stock subscription proceeds from escrow on January 6, 2003.

     COMMENCEMENT OF BANKING OPERATIONS. Since we were in the development stage as of December 31, 2002, there are no operating results to present at this time. Nevertheless, now that we have begun our banking operations, net interest income, our primary source of earnings, will fluctuate with significant interest rate movements. To lessen the impact of these margin swings, we intend to structure our balance sheet so we will have regular opportunities to "reprice" or change the interest rates on our interest-bearing assets and liabilities. Imbalance in these repricing opportunities at any point in time constitutes interest rate sensitivity.

     Interest rate sensitivity refers to the responsiveness of interest-bearing assets and liabilities to changes in market interest rates. The rate sensitive position, or gap, is the difference in the volume of rate sensitive assets and liabilities at a given time interval. The general objective of gap management is to actively manage rate sensitive assets and liabilities in order to reduce the impact of interest rate fluctuations on the net interest margin. We will generally attempt to maintain a balance between rate sensitive assets and liabilities as the exposure period is lengthened to minimize our overall interest rate risks.

     We will evaluate regularly our balance sheet's asset mix in terms of several variables, including yield, credit quality, appropriate funding sources and liquidity. To effectively manage our balance sheet's liability mix, we plan to focus on expanding our deposit base and converting assets to cash as necessary.

     As we continue to grow, we will restructure our rate sensitivity position in an effort to hedge against rapidly rising or falling interest rates. Our Investment Committee will meet on a quarterly basis to develop a strategy for the upcoming period.

     For an operating bank, liquidity represents the ability to provide steady sources of funds for loan commitments and investment activities, as well as to maintain sufficient funds to cover deposit withdrawals and payment of debt and operating obligations. Initially, we expect that a portion of the net proceeds of the offering will be available for working capital purposes and will provide funds for these purposes. In addition, we can obtain these funds by converting assets to cash or by attracting new deposits. Through our banking operations, our ability to maintain and increase deposits will serve as our primary source of liquidity. To provide additional sources of liquidity, we plan to maintain a federal funds borrowed line of credit with one or more correspondent banks.

     Other than the initial public offering and as discussed above, we know of no trends, demands, commitments, events or uncertainties that should result in, or are reasonably likely to result in, our liquidity increasing or decreasing in any material way in the foreseeable future.

CAPITAL ADEQUACY

     There are now two primary measures of capital adequacy for banks and bank holding companies: (i) risk-based capital guidelines and (ii) the leverage ratio.

     The risk-based capital guidelines measure the amount of a bank's required capital in relation to the degree of risk perceived in its assets and its off-balance sheet items. Under the risk-based capital guidelines, capital is divided into two "tiers." Tier 1 capital consists of common shareholders' equity, noncumulative and cumulative perpetual preferred stock, and minority interests. Goodwill, if any, is subtracted from the total. Tier 2 capital consists of the allowance for loan losses, hybrid capital instruments, term subordinated debt and intermediate term preferred stock. Banks are required to maintain a minimum risk-based capital ratio of 8%, with at least 4% consisting of tier 1 capital.

     The second measure of capital adequacy relates to the leverage ratio. The FDIC has established a 3% minimum leverage ratio requirement. The leverage ratio is computed by dividing tier 1 capital into total assets. In the case of Generations Bank and other banks that are experiencing growth or have not received the highest regulatory rating from their primary regulator, the minimum leverage ratio should be 3% plus an additional cushion of at least 1% to 2%, depending upon risk profiles and other factors.

     We believe that the net proceeds of this offering will satisfy our capital requirements for at least the next 12 months following the opening of Generations Bank. We believe all anticipated material expenditures for this period have been identified and provided for out of the proceeds of the initial public offering. For additional information about our plan of operations, see "Item 1. Description of Business."

ITEM 7.   FINANCIAL STATEMENTS


     The consolidated financial statements of the Company, including notes thereto, and the report of independent certified public accountants are included in this Report beginning on Exhibit 13.1 and are incorporated herein by reference.

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

     There has been no occurrence requiring a response to this Item.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     Set forth below is information regarding the directors and executive officers of the Company. Each of the directors of the Company serves as directors of the Bank. The Company, as the sole shareholder of the Bank, will nominate each of the following individuals to serve as a director of the Bank at the Bank's first shareholders meeting. Directors of the Bank will serve for a term of one year and will be elected by the Company each year at the Bank's annual meeting of shareholders. The Bank's officers will be appointed by and hold office at the will of its board of directors.

     The following table sets forth for each director and executive officer of the Company (1) the person's name, (2) his or her age at December 31, 2002, (3) the year he or she was first elected as a director of the Company, and (4) his or her positions with the Company other than as a director and his or her other business experience for the past five years.

                             DIRECTOR  POSITION WITH THE COMPANY
NAME (AGE)                    SINCE    AND BUSINESS EXPERIENCE
---------------------------  --------  -----------------------------------------------

John D. Carini (53)              2002  Chief Executive Officer of the Company and Bank;
                                       previously Chief Executive Officer of Friendship
                                       Community Bank in Ocala, Florida since 1993

David K. George (46)             2001  President of the Company and the Bank; Senior Loan
                                       Officer of the Bank; previously Senior Vice President
                                       and Loan Officer of Bank of Hiawassee

Richard J. Browning (38)         2001  Business Development Officer of the Bank; served as
                                       president of Appalachian Community Bank from 1998
                                       to 2001

James L. Burrell, Jr.  (49)      2001  Owner of Burrell Farm (cattle farm)

Teresa L. Colditz (37)           2001  Owner of Colditz Trucking

Lon A. Dillard (32)              2001  President and Owner of Appalachian Water, Inc.;
                                       President and Owner of Byers Well Drilling, Inc.

Jeffrey H. Hall (44)             2001  Owner of Studio 129 (advertising company);
                                       Production Manager for Mountain Lake Publishing

T. Kenneth Kilpatrick (68)       2001  Superior Court Judge; Senior Judge

F. Darrell Mann (53)             2001  Owner of Real Estate Brokerage Business, from 1999
                                       to 1995 Office Manager of Blue Ridge Anesthesia
                                       Associates


                             DIRECTOR  POSITION WITH THE COMPANY
NAME (AGE)                    SINCE    AND BUSINESS EXPERIENCE
---------------------------  --------  -----------------------------------------------
Timothy A. Nelson (51)           2001  Owner of Depot Power Center, Inc. (retail power
                                       equipment)

Robert M. Thomas, Jr. (46)       2001  Chairman of the Board of Directors of the Company
                                       and the Bank; President and Owner of Thomas
                                       Insurance Group, Inc.

John Mark Turner (36)            2001  Owner of Mountain Eye Care (optometry practice)


     The Company is filing this Annual 2001 Report on Form 10-KSB pursuant to
Section 15(d) of the Securities and Exchange Act and is not subject to filings required by Section 16 of the Securities and Exchange Act.

ITEM   10. EXECUTIVE COMPENSATION

COMPENSATION OF EXECUTIVE OFFICERS

     SUMMARY COMPENSATION TABLE. The following table presents the total compensation of the Company paid during fiscal year 2002 to its chief executive officer and president. No other executive officers of the Company earned over $100,000 in salary and bonus during fiscal year 2002.

                                  Annual Compensation            Long Term Compensation
                         -----------------------------------  ----------------------------
                                                  Other       Number of
                                                  Annual      Securities     All Other
                           Salary     Bonus    Compensation   Underlying  Compensation(1)
Name and Position  Year     ($)        ($)         ($)         Options          ($)
------------------------------------------------------------------------------------------
John D. Carini,
Chief Executive    2002  $ 7,500(2)  $     0  $            0           0  $              0
Officer

David K. George,   2002  $72,000(3)  $     0  $            0           0  $              0
President

(1) We have omitted information on "perks" and other personal benefits because the aggregate value of these items does not meet the minimum amount required for disclosure under the Securities and Exchange Commission's regulations.

(2) Consists of salary paid to Mr. Carini for services as chief executive officer from December 1, 2002 to December 31, 2002 at an annualized rate of $90,000.

(3) Consists of salary paid to Mr. George for services as president from April 2002 to December 31, 2002 at an annualized rate of $100,000.

     EMPLOYMENT AGREEMENTS.

     JOHN D. CARINI. We have entered into a three-year employment agreement with John D. Carini regarding Mr. Carini's employment as chief executive officer of Generations Bancshares and Generations Bank. Under the terms of the agreement, Mr. Carini will receive a base salary of $90,000 per year. Also, Mr. Carini shall be entitled to receive annual bonus compensation in an amount equal to 10% of his base salary, as of the first fiscal month that Generations Bank attains pre-tax profits, and annual bonus compensation in an amount equal to 15% of his base salary, as of the time that Generations Bank attains cumulative profitability. Generations Bank will also provide

Mr. Carini with health and life insurance, membership fees to a country club and an automobile allowance.

     Mr. Carini's agreement also provides that Generations Bancshares will grant him an incentive stock option to purchase a number of shares equal to 2.0% of the total number of shares of common stock sold in this offering at a purchase price of $10.00 per share. Mr. Carini's option will be issued under our stock incentive plan and will constitute approximately 13.3% of the shares reserved for issuance under the plan. Mr. Carini's option will generally become exercisable in equal one-third annual increments over a three-year period beginning on the one-year anniversary of Generations Bank opening for business.

     At the end of each succeeding year of Mr. Carini's agreement, the agreement will be extended for an additional day, so that the unexpired term is always three years, unless either of the parties to the agreement gives notice of his or its intent not to extend the agreement. We will be obligated to pay Mr. Carini his base salary for six months if Mr. Carini becomes permanently disabled.

     We will be obligated to pay Mr. Carini his base salary for 12 months if one of the following terminating events occurs:

     -    Generations Bank terminates Mr. Carini's employment without cause; or

     -    Mr. Carini terminates his employment for cause.

     Additionally, upon a change of control of Generations Bancshares, Mr. Carini will be entitled to severance compensation in an amount equal to two times his then effective base salary if Generations Bancshares or its successor terminates his employment other than for cause. Cause for terminating employment is defined in the agreement.

     The agreement also generally provides that, for a period of 12 months following the termination of Mr. Carini's employment, he will not compete with Generations Bank in the banking business nor solicit our customers nor our employees. The non-competition and non-solicitation provisions of the agreement apply if Mr. Carini terminates his employment without cause or in connection with a change of control, or if we terminate his employment with or without cause.

     DAVID K. GEORGE. We have also entered into a three-year employment agreement with David K. George regarding Mr. George's employment as president and senior loan officer of Generations Bancshares and Generations Bank. Under the terms of the agreement, Mr. George will receive a base salary of $100,000 per year. Also, Mr. George shall be entitled to receive annual bonus compensation in an amount equal to 10% of his base salary, as of the first fiscal month that Generations Bank attains pre-tax profits, and annual bonus compensation in an amount equal to 15% of his base salary, as of the time that Generations Bank attains cumulative profitability. Generations Bank will also provide Mr. George with health and life insurance, membership fees to a country club and an automobile for business and personal use.

     Mr. George's agreement also provides that Generations Bancshares will grant him an incentive stock option to purchase a number of shares equal to 2.5 % of the total number of shares of common stock sold in this offering at a purchase price of $10.00 per share. Mr. George's option will be issued under our stock incentive plan and will constitute approximately 16.7% of the shares reserved for issuance under the plan. Mr. George's option will generally become exercisable in equal one-third annual increments over a three-year period beginning on the one-year anniversary of Generations Bank opening for business.

     The term, termination, change in control and noncompetition provisions of Mr. George's agreement are the same as those of Mr. Carini's agreement.

DIRECTOR COMPENSATION

     Neither the Company nor the Bank will separately compensate its directors for their service as directors until the Bank earns a cumulative profit. Thereafter, the Bank will adopt compensatory policies for its directors that conform to applicable law.

OPTION GRANTS IN FISCAL YEAR 2002

     The Company did not grant any stock options or stock appreciation rights during 2002.

OPTIONS EXERCISED IN FISCAL YEAR 2002

     No options were exercised by our named executive officers in fiscal year 2002.


ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth the number of shares of the Company's common stock that, as of March 10, 2003, are beneficially owned by (a) each existing and proposed director of the Company and (b) all executive officers and existing and proposed directors, as a group. The information shown below is based upon information furnished to the Company by the named persons. Unless otherwise indicated, each person is the record owner and has sole voting and investment power with respect to his or her shares.

     Information relating to beneficial ownership of the Company is based upon "beneficial ownership" concepts set forth in the rules promulgated under the Securities Exchange Act. Under these rules a person is deemed to be a "beneficial owner" of a security if that person has or shares "voting power," which includes the power to vote or to direct the voting of a security, or "investment power," which includes the power to dispose or to direct the disposition of a security. Under the rules, more than one person may be deemed to be a beneficial owner of the same securities. A person is also deemed to be a beneficial owner of any security as to which that person has the right to acquire beneficial ownership within sixty (60) days of the date of this Annual Report on Form 10-KSB.

NAME OF BENEFICIAL OWNER                  NUMBER OF SHARES  PERCENT OF CLASS
----------------------------------------  ----------------  -----------------

John D. Carini (53)                                    250                 *
2433 Russ Cornett Road
Boone, North Carolina  28607

David K. George (46)                                25,000               2.7%
2453 Walls Mountain
Hiawassee, Georgia 30546

Richard J. Browning (38)                             5,000                 *
767 Wills Way
Blairsville, Georgia 30512

James L. Burrell, Jr. (49)                          20,000               2.2%
P. O. Box 2781
Blairsville, Georgia 30514

Teresa L. Colditz (37)                              20,000               2.2%
1343 Bill Donaldson Road
Blairsville, Georgia 30512


NAME OF BENEFICIAL OWNER                  NUMBER OF SHARES  PERCENT OF CLASS
----------------------------------------  ----------------  -----------------

Lon A. Dillard (32)                                 25,000               2.7%
3000 Dillard Lane
Blairsville, Georgia 30514

Jeffrey H. Hall (44)                                11,000               1.2%
1956 Blood Mountain Cove Rd.
Blairsville, Georgia 30512-7636

T. Kenneth Kilpatrick (68)                           1,000                 *
6412 State Highway 60
Suches, Georgia  30572

F. Darrell Mann (53)                                21,571               2.4%
649 Tipton Road
Blue Ridge, Georgia 30513

Timothy A. Nelson (51)                              39,000               4.3%
984 Loving Road
Brownington, Georgia 30560

Robert M. Thomas, Jr. (46)                          37,500               4.1%
1257 Murphy Highway
Blairsville, Georgia 30512

John Mark Turner (36)                               20,085               2.2%
1296 Riverbend Circle
Blairsville, Georgia 30512

All organizers, directors and executive            225,406              24.6%
                                          ================
officers as a group (12 persons)

     As of December 31, 2002, the Company had no equity compensation plans under which shares of the Company's stock were authorized for issuance.

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     We anticipate that our directors, officers and their affiliates, including members of their families or businesses and other organizations with which they are associated, will have banking and other transactions in the ordinary course of business with the Bank. It will be the policy of the Bank that any loans or other transactions with those persons or entities (a) will be made in accordance with applicable law and the Bank's lending policies, (b) will be made on substantially the same terms, including price, interest rates and collateral, as those prevailing at the time for comparable transactions with other unrelated parties of similar standing, and (c) will not be expected to involve more than the normal risk of collectibility or present other unfavorable features to the Company and the Bank. In addition, all future transactions with our directors, officers and their affiliates are intended to be on terms no less favorable than could be obtained from an unaffiliated third party, and must be approved by a majority of our directors, including a majority of the directors who do not have an interest in the transaction.

ITEM 13.   EXHIBITS, LISTS AND REPORTS ON FORM 10-KSB

(a)     Exhibits

Exhibit
Number         Exhibit
-------        -------

    3.1        Articles of Incorporation(1)

    3.2        Bylaws(1)

    4.1        Specimen Common Stock Certificate(1)

    4.2 See Exhibits 3.1, and 3.2 for provisions of the Articles of Incorporation and Bylaws defining rights of holders of the Common Stock

   10.1 Lease Option Agreement by and between Generations Bancshares , Inc. and Elams Mill Partners, LLC dated September 1, 2001 (lease option for main office property) (1)

   10.2 Form of Lease Agreement by and between Generations Bancshares, Inc. and Elams Mill Partners, LLC (leasehold for main office property) (1)


   10.3 Promissory Note dated July 31, 2001 executed by Generations Bancshares, Inc. in favor of Nexity Bank and form of Commercial Guaranty (1)


   10.4        Generations Bancshares, Inc. 2001 Stock Incentive Plan (1) (2)


   10.5        Form of Non-Qualified Option and form of an Incentive Stock
               Option(1) (2)

   10.6 Employment Agreement dated as of October 11, 2001 by and between Generations Bank (In Organization), Generations Bancshares, Inc. and David K. George(1) (2)

   10.7 Employment Agreement dated as of June 3, 2002 by and between Generations Bank (In Organization), Generations Bancshares, Inc. and David K. George (replacing the Employment Agreement at
               Exhibit 10.6)(2) (3)

   10.8 Employment Agreement dated of June 3, 2002 by and between Generations Bank (In Organization), Generations Bancshares, Inc. and John D. Carini(2) (3)

   10.9 Amendment to Option Agreement by and between Generations Bancshares, Inc. and Elams Mill Partners, LLC dated June 5, 2002 (amending the Lease Option Agreement at Exhibit 10.1)#

   13.1        Generations Bancshares, Inc. Financial Statements as of December
               31, 2002

Exhibit
Number         Exhibit
-------        -------

   22.1        Subsidiaries of the Registrant

   24.1 Power of Attorney (appears on the signature pages to the Annual Report on Form 10-KSB)

   99.1 Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

_______________________________
(1) Previously filed as an exhibit to the Registration Statement on Form SB-2 (Registration No. 333-84142), as filed with the SEC on March 12, 2002.

(2)  Indicates a compensatory plan or contract.

(3) Previously filed as an exhibit to Amendment No. 1 to the Registration Statement on Form SB-2 (Registration No. 333-84142), as filed with the SEC on June 10, 2002.


(b)  Reports on Form 8-K filed in the fourth quarter of 2002: None.


SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED
PURSUANT TO SECTION 15(D) OF THE EXCHANGE ACT BY NON-REPORTING ISSUERS.

     As the Company has just recently completed its initial offering of securities and has had no business operations, it does not plan on furnishing a 2002 Annual Report or proxy material to shareholders. The Company's financial statements are included in this Annual Report on Form 10-KSB. See "Part II--Item7. Financial Statements."


ITEM 14.   CONTROLS AND PROCEDURES

     Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) that is required to be included in the Company's periodic filings with the Securities and Exchange Commission. There have been no significant changes in the Company's internal controls or, to the Company's knowledge, in other factors that could significantly affect those internal controls subsequent to the date the Company carried out its evaluation, and there have been no corrective actions with respect to significant deficiencies and material weaknesses.

                                   SIGNATURES

     Pursuant  to  the  requirements  of  Section  13 or 15(d) of the Securities
Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            GENERATIONS BANCSHARES, INC.



                                            By:   /s/David K. George
                                                  -----------------------------
                                                  David K. George
                                                  President

                                            Date: March 31, 2003


                                POWER OF ATTORNEY

     KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears on the signature page to this Report constitutes and appoints David K. George and Nita Elliot, his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place, and stead, in any and all capacities, to sign any and all amendments to this Report, and to file the same, with all exhibits hereto, and other documents in connection herewith with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as they might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

SIGNATURE                             TITLE                  DATE
--------------------------  --------------------------  ---------------


/s/John D. Carini           Chief Executive Officer     March 31, 2003
--------------------------
John D. Carini


/s/David K. George          President                   March 31, 2003
--------------------------
David K. George*

SIGNATURE                             TITLE                  DATE
--------------------------  --------------------------  ---------------


/s/James Leon Burrell, Jr.  Director                    March 31, 2003
--------------------------
James Leon Burrell, Jr.


/s/Teresa L. Colditz        Director                    March  31, 2003
--------------------------
Teresa L. Colditz


/s/Nita Elliott             Chief Financial Officer     March 31, 2003
--------------------------
Nita Elliott**


/s/Lon Allen Dillard        Director                    March 31, 2003
--------------------------
Lon Allen Dillard


/s/Jeffrey Hollister Hall   Director                    March 31, 2003
--------------------------
Jeffrey Hollister Hall

/s/Frederick D. Mann        Director                    March 31, 2003
--------------------------
Frederick D. Mann


/s/T. Kenneth Kilpatrick.   Director                    March 31, 2003
--------------------------
T. Kenneth Kilpatrick


/s/Timothy A. Nelson  .     Vice Chairman of the Board  March 31, 2003
--------------------------
Timothy A. Nelson


/s/Robert M. Thomas, Jr. .  Chairman of the Board       March 31, 2003
--------------------------
Robert M. Thomas, Jr.


/s/John Mark Turner         Director                    March 31, 2003
--------------------------
John Mark Turner


_______________________________
*  Principal executive officer.
**  Principal financial and accounting officer.

                                  CERTIFICATION


     I, John D. Carini, certify that:

     1. I have reviewed this annual report on Form 10-KSB of Generations Bancshares, Inc. (the "Registrant");

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

     4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The Registrant's other certifying officers and I have disclosed, base on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

     6. The Registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 31, 2003                                 /s/John D. Carini
                                                     ---------------------------
                                                     John D. Carini
                                                     Chief Executive Officer

                                  CERTIFICATION


     I, Nita Elliott, certify that:

     1. I have reviewed this annual report on Form 10-KSB of Generations Bancshares, Inc. (the "Registrant");

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

     4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The Registrant's other certifying officers and I have disclosed, base on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

     6. The Registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 31, 2003                               /s/Nita Elliott
                                                   -----------------------------
                                                   Nita Elliott
                                                   Chief Financial Officer

                                  EXHIBIT INDEX
                                  -------------


(a)  Exhibits

Exhibit
Number                     Exhibit
-------                    -------

    3.1        Articles of Incorporation(1)

    3.2        Bylaws(1)

    4.1        Specimen Common Stock Certificate(1)

    4.2 See Exhibits 3.1, and 3.2 for provisions of the Articles of Incorporation and Bylaws defining rights of holders of the Common Stock

   10.1 Lease Option Agreement by and between Generations Bancshares , Inc. and Elams Mill Partners, LLC dated September 1, 2001 (lease option for main office property) (1)

   10.2 Form of Lease Agreement by and between Generations Bancshares, Inc. and Elams Mill Partners, LLC (leasehold for main office property) (1)


   10.3 Promissory Note dated July 31, 2001 executed by Generations Bancshares, Inc. in favor of Nexity Bank and form of Commercial Guaranty (1)


   10.4        Generations Bancshares, Inc. 2001 Stock Incentive Plan (1) (2)


   10.5        Form of Non-Qualified Option and form of an Incentive Stock
               Option(1) (2)

   10.6 Employment Agreement dated as of October 11, 2001 by and between Generations Bank (In Organization), Generations Bancshares, Inc. and David K. George(1) (2)

   10.7 Employment Agreement dated as of June 3, 2002 by and between Generations Bank (In Organization), Generations Bancshares, Inc. and David K. George (replacing the Employment Agreement at
               Exhibit 10.6)(2) (3)

   10.8 Employment Agreement dated of June 3, 2002 by and between Generations Bank (In Organization), Generations Bancshares, Inc. and John D. Carini(2) (3)

Exhibit
Number         Exhibit
-------        -------

   10.9 Amendment to Option Agreement by and between Generations Bancshares, Inc. and Elams Mill Partners, LLC dated June 5, 2002 (amending the Lease Option Agreement at Exhibit 10.1)#

   13.1        Generations Bancshares, Inc. Financial Statements as of December
               31, 2002

   22.1        Subsidiaries of the Registrant

   24.1 Power of Attorney (appears on the signature pages to the Annual Report on Form 10-KSB)

   99.1 Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

_______________________________
(1) Previously filed as an exhibit to the Registration Statement on Form SB-2 (Registration No. 333-84142), as filed with the SEC on March 12, 2002.

(2)  Indicates a compensatory plan or contract.

(3) Previously filed as an exhibit to Amendment No. 1 to the Registration Statement on Form SB-2 (Registration No. 333-84142), as filed with the SEC on June 10, 2002.