Form 10QSB
period 2003-03-31
GENERATIONS BANCSHARES INC
filed 2003-05-15
CIK 1168643

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended     MARCH  31, 2003
                                         -------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from __________  to __________

                       COMMISSION FILE NUMBER:  333-84142


                             Generations Bancshares, Inc.
         -----------------------------------------------------------------
         (Exact name of small business issuer as specified in its charter)

           Georgia                                                58-2633700
-------------------------------                              -------------------
(State or other jurisdiction of                                 (IRS Employer
incorporation or organization)                               Identification No.)


                  336 BLUE RIDGE STREET, BLAIRSVILLE, GA 30512
                  --------------------------------------------
                    (Address of principal executive offices)

                                 (706) 745-5588
                                 --------------
                           (Issuer's telephone number)

                                         N/A

          (Former name, former address and former fiscal year, if changed since last report)


Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              YES  [X]    NO  [ ]


State the number of shares outstanding of each of the issuer's classes of common equity, as of
May 14, 2003: 913,834, $1 par value.

Transitional Small Business Disclosure Format    Yes      No   X
                                                     ---      ---

                          GENERATIONS BANCSHARES, INC.
                                 AND SUBSIDIARY

                                      INDEX
                                      -----



                                                                     Page
                                                                     ----

Part I.  Financial Information
         ---------------------

Item 1.  Financial Statements (unaudited)                             3-7

Item 2.  Management's Discussion and Analysis or Plan of Operation   8-13

Item 3.  Controls and Procedures                                       13


Part II. Other Information
         -----------------

Item 1.  Legal Proceedings                                             14

Item 2.  Changes in Securities and Use of Proceeds                     14

Item 3.  Defaults Upon Senior Securities                               14

Item 4.  Submission of Matters to a Vote of Security Holders           14

Item 5.  Other Information                                             14

Item 6.  Exhibits and Reports on Form 8-K                              14

Signatures                                                             15

                           GENERATIONS BANCSHARES, INC. AND SUBSIDIARY

PART I.   FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                                CONSOLIDATED BALANCE SHEET
                           MARCH 31, 2003 AND DECEMBER 31, 2002
                                       (UNAUDITED)


                         ASSETS                                     2003         2002
                         ------                                 ------------  -----------
Cash and due from banks                                         $ 1,451,976   $      978
Restricted cash                                                           -    7,823,000
Federal funds sold                                               13,286,000            -
Securities available-for-sale, at fair value                      1,011,055            -

Loans                                                             4,363,238            -
Less allowance for loan losses                                       44,000            -
                                                                ------------  -----------
          Loans, net                                              4,319,238            -
                                                                ------------  -----------

Premises and equipment                                              233,284        6,992
Other assets                                                        128,313      167,066
                                                                ------------  -----------

          TOTAL ASSETS                                          $20,429,866   $7,998,036
                                                                ============  ===========

                LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
                ----------------------------------------------

DEPOSITS
    Noninterest-bearing                                         $   979,910   $        -
    Interest-bearing                                             11,361,920            -
                                                                ------------  -----------
          TOTAL DEPOSITS                                         12,341,830            -
Subscriber's deposits                                                     -    7,823,000
Other borrowings                                                          -      744,859
Other liabilities                                                    58,481       32,929
                                                                ------------  -----------
          TOTAL LIABILITIES                                      12,400,311    8,600,788
                                                                ------------  -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDER'S EQUITY (DEFICIT)
    Preferred stock, no par value; 2,000,000 shares
      authorized; no shares issued and outstanding                        -            -
    Common stock, $1 par value; 10,000,000 shares
      authorized; 913,834 and 1 shares issued and outstanding       913,834            1
    Capital surplus                                               8,053,558        4,012
    Accumulated deficit                                            (937,965)    (606,765)
    Accumulated other comprehensive income                              128            -
                                                                ------------  -----------
          TOTAL STOCKHOLDER'S EQUITY (DEFICIT)                    8,029,555     (602,752)
                                                                ------------  -----------

          TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)  $20,429,866   $7,998,036
                                                                ============  ===========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                  GENERATIONS BANCSHARES, INC. AND SUBSIDIARY


          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                   THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                   (UNAUDITED)

                                                       2003       2002
                                                    ----------  ---------
INTEREST INCOME
    Loans                                           $  34,338   $      -
    Taxable securities                                    483          -
    Federal funds sold                                 43,958          -
                                                    ----------  ---------
              TOTAL INTEREST INCOME                    78,779          -
                                                    ----------  ---------

INTEREST EXPENSE
    Deposits                                           35,480          -
    Other borrowings                                      421      2,680
                                                    ----------  ---------
              TOTAL INTEREST EXPENSE                   35,901      2,680
                                                    ----------  ---------

              NET INTEREST INCOME (EXPENSE)            42,878     (2,680)
PROVISION FOR LOAN LOSSES                              44,000          -
                                                    ----------  ---------
              NET INTEREST INCOME (EXPENSE) AFTER
                PROVISION FOR LOAN LOSSES              (1,122)    (2,680)
                                                    ----------  ---------

OTHER INCOME
      Service charges, fees and other income            2,015          -
                                                    ----------  ---------
              TOTAL OTHER INCOME                        2,015          -
                                                    ----------  ---------

OTHER EXPENSES
    Salaries and employee benefits                    141,482     46,825
    Occupancy and equipment expenses                   38,263     13,718
    Other operating expenses                          152,348     8,511
                                                    ----------  ---------
              TOTAL OTHER EXPENSES                    332,093     69,054
                                                    ----------  ---------

              NET LOSS BEFORE INCOME TAXES           (331,200)   (71,734)

INCOME TAXES                                                -          -
                                                    ----------  ---------

              NET LOSS                               (331,200)   (71,734)
                                                    ----------  ---------

OTHER COMPREHENSIVE INCOME :
     Unrealized gains on securities
         available-for-sale arising during period         128          -
                                                    ----------  ---------

COMPREHENSIVE LOSS                                  $(331,072)  $(71,734)
                                                    ==========  =========

BASIC AND DILUTED LOSSES PER SHARE                  $   (0.36)  $  (0.08)
                                                    ==========  =========

CASH DIVIDENDS PER SHARE                            $       -   $      -
                                                    ==========  =========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                     GENERATIONS BANCSHARES, INC. AND SUBSIDIARY

                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                     THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                    (UNAUDITED)


                                                               2003         2002
                                                           -------------  ---------
OPERATING ACTIVITIES
    Net loss                                               $   (331,200)  $(71,734)
    Adjustments to reconcile net loss to net cash
        used in operating activities:
        Depreciation                                                986        293
        Provision for loan losses                                44,000          -
        Increase in interest receivable                         (20,041)         -
        Increase in interest payable                             27,314          -
        Other operating activities                              (95,110)     5,090
                                                           -------------  ---------

              Net cash used in operating activities            (374,051)   (66,351)
                                                           -------------  ---------

INVESTING ACTIVITIES
    Net increase in federal funds sold                      (13,286,000)         -
    Purchases of securities available-for-sale               (1,010,927)         -
    Net increase in loans                                    (4,363,238)         -
    Purchase of premises, equipment and computer software      (227,278)         -
                                                           -------------  ---------

              Net cash used in investing activities         (18,887,443)         -
                                                           -------------  ---------

FINANCING ACTIVITIES
    Net increase in deposits                                 12,337,827          -
    Proceeds from sale of common stock                        9,138,330          -
    Advances on line of credit                                    4,500     75,500
    Repayment of line of credit                                (699,359)         -
    Repayment of organizer advances                             (50,000)         -
    Stock issue costs                                           (18,806)    (7,071)
                                                           -------------  ---------

              Net cash provided by financing activities      20,712,492     68,429
                                                           -------------  ---------

Net increase in cash and due from banks                       1,450,998      2,078

Cash and due from banks, beginning of year                          978      2,252
                                                           -------------  ---------

Cash and due from banks, end of period                     $  1,451,976   $  4,330
                                                           =============  =========

SUPPLEMENTAL DISCLOSURES
    Cash paid for:
          Interest                                         $      8,587   $  2,104

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                   GENERATIONS BANCSHARES, INC. AND SUBSIDIARY


                          GENERATIONS BANCSHARES, INC.
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE  1.  NATURE  OF  BUSINESS  AND  BASIS  OF  PRESENTATION

          Generations Bancshares, Inc. (the "Company") was incorporated on October 1, 2001, to operate as a bank holding company. The Company owns 100% of the issued and outstanding capital stock of Generations
          Bank (the "Bank"), a bank organized under the laws of the State of Georgia to conduct a general banking business in Blairsville, Georgia. The Bank commenced operations on January 27, 2003.

          The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for a fair statement of results for the interim periods.

          The results of operations for the three month period ended March 31, 2003, are not necessarily indicative of the results to be expected for the full year.

NOTE  2.  CURRENT  ACCOUNTING  DEVELOPMENTS

          There are no recent accounting pronouncements that have had, or are expected to have, a material effect on the Company's financial statements.

NOTE 3.   STOCK COMPENSATION PLANS

          At March 31, 2003, the Company has two stock-based compensation plans. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based compensation cost is reflected in net loss, as all stock warrants and stock options granted under those plans had an exercise price equal to the market value of the underlying stock on the date of grant. No stock warrants or stock options had vested as of March 31, 2003, therefore, the effect on net loss and losses per share if the Company had applied the fair value recognition provisions of SFAS Statement No. 123, Accounting for Stock-Based Compensation, to stock-based compensation is not presented.

NOTE 4.   LOSSES PER SHARE

          Basic losses per share are computed by dividing net loss by the weighted average number of shares of common stock outstanding. Diluted losses per share are computed by dividing net loss by the sum of the weighted average number of shares of common stock outstanding and potential common shares. Potential common shares consist of stock options and stock warrants. The effect of potential common shares does not have a dilutive effect on losses per share. Weighted average shares outstanding as of March 31, 2003 was 913,834, or the number of shares issued in the Company's initial public stock offering. For comparability, the number of shares issued in the Company's initial public offering was also used to compute losses per share for the three months ended March 31, 2002.

                   GENERATIONS BANCSHARES, INC. AND SUBSIDIARY


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 5.   COMMON STOCK OFFERING

          The Company was offering a minimum of 770,000 and a maximum of 1,000,000 shares in its initial offering of common stock at an offering price of $10 per share. As of March 31, 2003, the offering was closed. The Company sold 913,834 shares of common stock at $10 per share. Expenses of the stock offering totaled $174,951 and have been charged to capital surplus in the accompanying consolidated balance sheets.

          As of December 31, 2002, restricted cash and subscribers' deposits in the accompanying consolidated balance sheets consisted of proceeds from the Company's stock offering. The funds were held in escrow until the minimum amount of capital had been raised to receive regulatory approval of the Bank's charter. As of December 31, 2002, proceeds from the sale of 782,300 shares of common stock had been deposited with the escrow agent. The stock subscription funds were released to the Company by the escrow agent on January 6, 2003.

                   GENERATIONS BANCSHARES, INC. AND SUBSIDIARY


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following is our discussion and analysis of certain significant factors that have affected our financial position and operating results and those of our subsidiary, Generations Bank, during the periods included in the accompanying financial statements. This commentary should be read in conjunction with the financial statements and the related notes and the other statistical information included in this report.

SPECIAL  CAUTIONARY  NOTICE  REGARDING  FORWARD  LOOKING  STATEMENTS

This Report contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and the Securities Exchange Act of 1934. These statements are based on many assumptions and estimates and are not guarantees of future performance. Our actual results may differ materially from those projected in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control. The words "may," "would," "could," "will," "expect," "anticipate," "believe," "intend," "plan," and "estimate," as well as similar expressions, are meant to identify such forward-looking statements. Potential risks and uncertainties include, but are not limited to:

     - significant increases in competitive pressure in the banking and financial services industries;

     - changes in the interest rate environment which could reduce anticipated or actual margins;

     - changes in political conditions or the legislative or regulatory environment;

     - general economic conditions, either nationally or regionally and especially in primary service area, becoming less favorable than expected resulting in, among other things, a deterioration in credit quality;

     -    changes  occurring  in  business  conditions  and  inflation;

     -    changes  in  technology;

     -    changes  in  monetary  and  tax  policies;

     -    the  level  of  allowance  for  loan  loss;

     -    the  rate  of  delinquencies  and  amounts  of  charge-offs;

     -    the  rates  of  loan  growth;

     - adverse changes in asset quality and resulting credit risk-related losses and expenses;

     -    changes  in  the  securities  markets;  and

     - other risks and uncertainties detailed from time to time in our filings with the Securities and Exchange Commission.

CRITICAL ACCOUNTING POLICIES

We have adopted various accounting policies which govern the application of accounting principles generally accepted in the United States in the preparation of our financial statements. Certain accounting policies involve significant judgments and assumptions by us which have a material impact on the carrying value of certain assets and liabilities. We consider these accounting policies to be critical accounting policies. The judgments and assumptions we use are based on historical experience and other factors, which we believe to be reasonable under the circumstances. Because of the nature of the judgments and assumptions we make, actual results could differ from these judgments and estimates which could have a material impact on our carrying values of assets and liabilities and our results of operations.

We believe the allowance for loan losses is a critical accounting policy that requires the most significant judgments and estimates used in preparation of our

                   GENERATIONS BANCSHARES, INC. AND SUBSIDIARY


consolidated financial statements. Refer to the portion of this discussion that addresses our allowance for loan losses for a description of our processes and methodology for determining our allowance for loan losses.

LIQUIDITY  AND  CAPITAL  RESOURCES

Liquidity management involves the ability to match the cash flow requirements of our customers. This matching is accomplished by monitoring and managing the balances and maturities of our loans and deposits so that our cash in vault, cash held in correspondent bank accounts, and federal funds sold are sufficient to meet anticipated demand for immediate funds.

Both we and the regulatory authorities monitor the liquidity of our subsidiary bank on a periodic basis. We have limited historical data for seasonal or other related demands on our liquidity due to our commencing operations on January 27, 2003. However, we believe the liquidity of our bank as of March 31, 2003 is adequate to support the cash flow requirements of its customers.

Requirements by banking regulators include the monitoring of risk-based capital guidelines for banks that are designed to make capital requirements more sensitive to differences in risk profiles and account for off balance sheet items. We substantially exceeded the regulatory minimums on capital requirements and ratios as of March 31, 2003. However, as we continue to grow and the loan portfolio increases, these ratios have and will continue to adjust downward. We monitor these amounts and ratios on a frequent basis. The minimum capital requirements and the actual capital ratios for the company and the bank as of March 31, 2003 are as follows:

                                                       Actual
                                                    ------------
                                    Generations     Generations    Regulatory
                                 Bancshares, Inc.       Bank      Requirements
                                 -----------------  ------------  -------------
     Leverage capital ratio                 74.02%        67.48%          4.00%
     Risk-based capital ratios:
     Core capital                           90.98%        81.50%          4.00%
     Total capital                          91.48%        81.87%          8.00%

OFF-BALANCE SHEET RISK

Through the operations of our bank, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. At March 31, 2003, we had issued commitments to extend credit of $3,112,000 through various types of lending arrangements. We evaluate each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate.

The Company has a commitment to complete its main office banking facility in the amount of $2,453,000. As of March 31, 2003 the company has incurred $106,000 related to this facility.

FINANCIAL  CONDITION

We commenced our banking operations on January 27, 2003. Total assets at March 31, 2003 were approximately $20,430,000. Deposit growth during the quarter ended March 31, 2003 of $12,342,000 and proceeds from the sale of our initial public stock offering of $8,963,000, net of offering expenses, was invested primarily in loans, securities and overnight federal funds sold. During the quarter ended March 31, 2003, our loans grew to $4,363,000, securities to $1,011,000 and federal funds sold to $13,286,000.

We expect to continue to hold funds in federal funds sold and to purchase investment securities as loan growth stabilizes and we identify opportunities appropriate to our overall asset and liability strategies and goals. We expect

                   GENERATIONS BANCSHARES, INC. AND SUBSIDIARY


continued growth in assets and liabilities during the remainder of 2003. We will monitor growth and seek to maintain a proper mix of types, maturities, and interest rates. We believe that our current capital and liquidity levels are adequate to support the current growth of the bank.

Our total equity increased by 8,632,000 during the quarter ended March 31, 2003, due primarily to the completion of our initial public stock offering. Proceeds from the sale were $9,138,000 which was offset by offering expenses of $175,000, and net loss for the quarter ended March 31, 2003 of $331,000.

RESULTS  OF  OPERATIONS  FOR  THE  THREE  MONTHS  ENDED  MARCH 31, 2003 AND 2002

The results of operations are determined by our ability to effectively manage net interest income, control non-interest expenses, generate non-interest income and minimize loan losses. In order for us to become profitable, we must increase the amount of earning assets so that net interest income along with non-interest income will be sufficient to cover normal operating expenses incurred in a banking operation and the bank's provision for loan losses.

We commenced banking operations on January 27, 2003. From April 16, 2001 to January 26, 2003, we were in the organizational stage. During the organizational stage, we focused on preparing the Bank to commence operations, hiring qualified personnel, preparing our business plan, obtaining necessary regulatory approvals, preparing our banking facilities, and raising our equity capital through an initial public offering.

Net loss for the three month period ended March 31, 2003 was $331,000 compared to a net loss of $72,000 for the three month period ended March 31, 2002. The increase in net loss is primarily due to the costs of commencing operations during the first quarter of 2003. We were still in the organizational stage during the first quarter of 2002.

Our net interest margin was 2.62% for the quarter ended March 31, 2003. Our yield on total earning assets was 3.56% and our cost of funds was 3.10% for the quarter ended March 31, 2003. We expect our net interest margin to increase as we reinvest our lower yielding funds currently invested in federal funds sold into higher yielding loans and investments.

The provision for loan losses was $44,000 as of March 31, 2003. The amounts provided are due to loan growth and to our assessment of the inherent risk in the portfolio. Management believes that the $44,000 in the allowance for loan losses at March 31, 2003, or 1.00% of total net outstanding loans, is adequate to absorb known risks in the portfolio. No assurance can be given, however, that increased loan volume, and adverse economic conditions or other circumstances will not result in increased losses in our loan portfolio.

                   GENERATIONS BANCSHARES, INC. AND SUBSIDIARY


PART 1.   FINANCIAL INFORMATION
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION  (CONTINUED)


Information with respect to non-accrual, past due and restructured loans at March 31, 2003 is as follows:

Non-accrual loans                                                        $0

Loans contractually past due ninety days or more as to interest
   or principal payments and still accruing                               0

Restructured loans                                                        0

Loans, now current about which there are serious doubts as to the
   ability of the borrower to comply with loan repayment terms            0

Interest income that would have been recorded on non-accrual
   and restructured loans under original terms                            0

Interest income that was recorded on non-accrual and restructured loans   0

Potential problem loans are defined as loans about which we have serious doubts as to the ability of the borrower to comply with the present loan repayment terms and which may cause the loan to be placed on nonaccrual status, to become past due more than ninety days, or to be restructured.

It is our policy to discontinue the accrual of interest income when, in our opinion, collection of interest becomes doubtful. We will generally discontinue the accrual of interest income when (1) there is a significant deterioration in the financial condition of the borrower and full repayment of principal and interest is not expected and (2) the principal or interest is more than ninety days past due, unless the loan is both well-secured and in the process of collection.

Loans classified for regulatory purposes as loss, doubtful, substandard, or special mention that have not been included in the table above do not represent or result from trends or uncertainties which we reasonably expect will materially impact future operating results, liquidity or capital resources. We believe that these borrowers will comply with their loan repayment terms.

                   GENERATIONS BANCSHARES, INC. AND SUBSIDIARY

PART 1.  FINANCIAL INFORMATION
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED)


Information regarding certain loans and allowance for loan loss data through March 31, 2003 (Dollars in Thousands) is as follows:

Average amount of loans outstanding                                $2,997
                                                                   =======

Balance of allowance for loan losses at beginning of period        $    0

Loans charged off
   Commercial and financial                                             0
   Real estate mortgage                                                 0
   Installment                                                          0
                                                                   -------
                                                                        0
                                                                   -------

Loans recovered
   Commercial and financial                                             0
   Real estate mortgage                                                 0
   Installment                                                          0
                                                                   -------
                                                                        0
                                                                   -------

Net charge-offs                                                         0

Additions to allowance charged to operating expense during period      44
                                                                   -------

                                                                   -------
Balance of allowance for loan losses at end of period              $   44
                                                                   =======

Ratio of net loans charged off during the period to
   average loans outstanding                                            0%
                                                                   =======

The allowance for loan losses is maintained at a level that is deemed appropriate by management to adequately cover all known and inherent risks in the loan portfolio. Management's evaluation of the loan portfolio includes a loan classification program. Under the program, as each loan is made, we assign a loan grade. Each loan grade is assigned an allowance percentage determined based on our experience specifically and the historical experience of the banking industry generally. Loan classifications are then subject to periodic review by the responsible lending officers and by senior management based upon their judgment, current economic conditions that may affect the borrower's ability to repay, lender requirements, the underlying collateral value of the loans and other appropriate information. Management relies predominantly on this ongoing review of the loan portfolio to assess the risk characteristics of the portfolio in the aggregate and to determine adjustments, if any, to our allowance for loan losses. Based upon this ongoing review, we may identify loans that could be impaired. A loan is considered impaired when it is probable that we will be unable to collect all principal and interest due in accordance with the contractual terms of the loan agreement. When we identify a loan as impaired, the allowance for loan losses is increased if we determine that the amount of impairment is in excess of the allowance determined under our loan classification program.

Other income was approximately $2,000 for the three months ended March 31, 2003 due to service charge income on deposit accounts, and other miscellaneous income. There was no other income for the quarter ended March 31, 2002.

                   GENERATIONS BANCSHARES, INC. AND SUBSIDIARY

PART 1.  FINANCIAL INFORMATION
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED)

Other expenses increased by $263,000 during the three months ended March 31, 2003 compared to the quarter ended March 31, 2002, due primarily to salaries, increased expenses associated with the organization of the Bank and other items related to banking operations. As discussed above, we were still in the organizational stage as of March 31, 2002, and our expenses were limited to the salaries of the organizing officers and direct expenses of organizing the Bank.

Salaries and employee benefits increased $95,000 for the three month period ended March 31, 2003 compared to the same period in 2002, due to staffing requirements needed to manage the Bank's growth once we commenced operations. The number of full time equivalent employees was 12 at March 31, 2003. Occupancy and equipment and other operating expenses increased $169,000 during the three months ended March 31, 2003 compared to the same period during 2002 due primarily to additional operating expenses incurred after we commenced operations on January 27, 2003.

We will be subject to federal and state income taxes when taxable income is generated. No income taxes have been accrued for the three months ended March 31, 2003 and 2002 because of operating losses incurred to date.

We know of no trends, demands, commitments, events or uncertainties that should result in, or are reasonably likely to result in, our liquidity or capital resources increasing or decreasing in any material way in the foreseeable future, other than as a result of our normal operations. We also are not aware of any current recommendations by the regulatory authorities, which, if implemented, would have such an effect.

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

                   GENERATIONS BANCSHARES, INC. AND SUBSIDIARY

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM  5.  OTHER  INFORMATION

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits

        99.1 Certification of Principal Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)     Reports  on  Form  8-K  -  None.

                   GENERATIONS BANCSHARES, INC. AND SUBSIDIARY

                                    SIGNATURE

     In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   GENERATIONS  BANCSHARES,  INC.
                                   (Registrant)
                                   ------------



Date:  May  8,  2003                      /s/  David  K.  George
       ----------------------          ----------------------------------------
                                       David  K.  George
                                       President
                                       (Principal  Executive  Officer)


Date:  May  8,  2003                       /s/  Nita  Elliott
       ----------------------          ----------------------------------------
                                       Nita  Elliott
                                       Senior  Vice  President  and
                                       Chief  Financial  Officer
                                       (Principal  Accounting  Officer)

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


Date:    May 8, 2003
         -----------


                                                   /s/  David  K.  George
                                                   -----------------------------
                                                   David  K.  George,  President
                                                   (Principal Executive Officer)

      CERTIFICATE PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I,  Nita  Elliott,  C.F.O.,  certify  that:

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



Date:  May 8, 2003
       -----------

                                    /s/  Nita  Elliot
                                    --------------------------------------------
                                    Nita  Elliott,  C.F.O.
                                    (Principal Financial and Accounting Officer)