Form 10QSB
period 2003-06-30
GENERATIONS BANCSHARES INC
filed 2003-08-14
CIK 1168643

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended   JUNE 30, 2003
                                           -------------

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

                                      N/A
    -------------------------------------------------------------------------
      (Former name, former address and former fiscal year, if changed since last report)


Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         YES  [X]    NO  [ ]


State the number of shares outstanding of each of the issuer's classes of common equity, as of August 14, 2003: 913,834, $1 par value.

Transitional  Small  Business  Disclosure  Format    Yes      No   X
                                                          ---     ---

                          GENERATIONS BANCSHARES, INC.
                                 AND SUBSIDIARY

                                      INDEX
                                      -----


                                                                      Page
                                                                      ----

Part I.  Financial Information
         ---------------------

Item 1.   Financial Statements (unaudited) . . . . . . . . . . . . .   3-7

Item 2.   Management's Discussion and Analysis or Plan of Operation.  8-13

Item 3.   Controls and Procedures. . . . . . . . . . . . . . . . . .    13


Part II.  Other Information
          -----------------

Item 1.   Legal Proceedings. . . . . . . . . . . . . . . . . . . . .    14

Item 2.   Changes in Securities and Use of Proceeds. . . . . . . . .    14

Item 3.   Defaults Upon Senior Securities. . . . . . . . . . . . . .    14

Item 4.   Submission of Matters to a Vote of Security Holders. . . .    14

Item 5.   Other Information. . . . . . . . . . . . . . . . . . . . .    14

Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . . .    14

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    15


                              PART I - FINANCIAL INFORMATION
ITEM I.                                FINANCIAL STATEMENTS

                               GENERATIONS BANCSHARES, INC.
                                      AND SUBSIDIARY

                               CONSOLIDATED BALANCE SHEETS
                           JUNE 30, 2003 AND DECEMBER 31, 2002
                                       (UNAUDITED)

                             ASSETS                                 2003         2002
                             ------                             ------------  -----------
Cash and due from banks                                         $ 1,359,253   $      978
Restricted cash                                                           -    7,823,000
Federal funds sold                                                7,120,000            -
Securities available-for-sale, at fair value                      5,032,854            -

Loans                                                            10,726,240            -
Less allowance for loan losses                                      135,000            -
                                                                ------------  -----------
          Loans, net                                             10,591,240            -
                                                                ------------  -----------

Premises and equipment                                              475,547        6,992
Other assets                                                        133,290      167,066
                                                                ------------  -----------

          TOTAL ASSETS                                          $24,712,184   $7,998,036
                                                                ============  ===========


          LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
          ----------------------------------------------

DEPOSITS
    Noninterest-bearing                                         $   983,337   $        -
    Interest-bearing                                             15,903,064            -
                                                                ------------  -----------
          TOTAL DEPOSITS                                         16,886,401            -
Subscriber's deposits                                                     -    7,823,000
Other borrowings                                                          -      744,859
Other liabilities                                                    79,917       32,929
                                                                ------------  -----------
          TOTAL LIABILITIES                                      16,966,318    8,600,788
                                                                ------------  -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDER'S EQUITY (DEFICIT)
    Preferred stock, no par value; 2,000,000 shares
      authorized; no shares issued and outstanding                        -            -
    Common stock, $1 par value; 10,000,000 shares
      authorized; 913,834 and 1 shares issued and outstanding       913,834            1
    Capital surplus                                               8,053,558        4,012
    Accumulated deficit                                          (1,248,409)    (606,765)
    Accumulated other comprehensive income                           26,883            -
                                                                ------------  -----------
          TOTAL STOCKHOLDER'S EQUITY (DEFICIT)                    7,745,866     (602,752)
                                                                ------------  -----------

          TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)  $24,712,184   $7,998,036
                                                                ============  ===========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


                                               GENERATIONS BANCSHARES, INC.
                                                      AND SUBSIDIARY

                               CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                         THREE MONTHS ENDED JUNE 30, 2003 AND 2002
                                        AND SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                                        (UNAUDITED)


                                                      THREE MONTHS      THREE MONTHS       SIX MONTHS        SIX MONTHS
                                                     ENDED JUNE 30,    ENDED JUNE 30,    ENDED JUNE 30,    ENDED JUNE 30,
                                                          2003              2002              2003              2002
                                                    ----------------  ----------------  ----------------  ----------------
INTEREST INCOME
    Loans                                           $       163,257   $             -   $       197,595   $             -
    Taxable securities                                       17,026                 -            17,509                 -
    Federal funds sold                                       29,395                 -            73,353                 -
                                                    ----------------  ----------------  ----------------  ----------------
              TOTAL INTEREST INCOME                         209,678                 -           288,457                 -
                                                    ----------------  ----------------  ----------------  ----------------

INTEREST EXPENSE
    Deposits                                                100,967                 -           136,447                 -
    Other borrowings                                              -             3,482               421             6,162
                                                    ----------------  ----------------  ----------------  ----------------
              TOTAL INTEREST EXPENSE                        100,967             3,482           136,868             6,162
                                                    ----------------  ----------------  ----------------  ----------------

              NET INTEREST INCOME (EXPENSE)                 108,711            (3,482)          151,589            (6,162)
PROVISION FOR LOAN LOSSES                                    91,000                 -           135,000                 -
                                                    ----------------  ----------------  ----------------  ----------------
              NET INTEREST INCOME (EXPENSE)
                 AFTER PROVISION FOR LOAN LOSSES             17,711            (3,482)           16,589            (6,162)
                                                    ----------------  ----------------  ----------------  ----------------

OTHER INCOME
    Service charges on deposit accounts                       3,956                 -             5,536                 -
    Other operating income                                    2,556                 -             2,991                 -
                                                    ----------------  ----------------  ----------------  ----------------
              TOTAL OTHER INCOME                              6,512                 -             8,527                 -
                                                    ----------------  ----------------  ----------------  ----------------

OTHER EXPENSES
    Salaries and other employee benefits                    175,550            38,754           317,032            85,579
    Occupancy and equipment expenses                         35,203            30,484            73,466            44,202
    Professional fees                                        31,746             9,690            43,603            11,585
    Other operating expenses                                 92,168             4,325           232,659            10,941
                                                    ----------------  ----------------  ----------------  ----------------
              TOTAL OTHER EXPENSES                          334,667            83,253           666,760           152,307
                                                    ----------------  ----------------  ----------------  ----------------

              LOSS  BEFORE INCOME TAXES                    (310,444)          (86,735)         (641,644)         (158,469)

INCOME TAX EXPENSE                                                -                 -                 -                 -
                                                    ----------------  ----------------  ----------------  ----------------

              NET LOSS                                     (310,444)          (86,735)         (641,644)         (158,469)
                                                    ----------------  ----------------  ----------------  ----------------

OTHER COMPREHENSIVE INCOME
    Unrealized gains on securities available-for-
      sale arising during period                             26,755                 -            26,883                 -
                                                    ----------------  ----------------  ----------------  ----------------

              COMPREHENSIVE LOSS                    $      (283,689)  $       (86,735)  $      (614,761)  $      (158,469)
                                                    ================  ================  ================  ================

BASIC AND DILUTED LOSSES PER  SHARE                 $         (0.34)  $         (0.10)  $         (0.70)  $         (0.17)
                                                    ================  ================  ================  ================

CASH DIVIDENDS PER SHARE                            $             -   $             -   $             -   $             -
                                                    ================  ================  ================  ================

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                           GENERATIONS BANCSHARES, INC.
                                  AND SUBSIDIARY

                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                      SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                    (UNAUDITED)

                                                             2003          2002
                                                         -------------  ----------
OPERATING ACTIVITIES
    Net loss                                             $   (641,644)  $(158,469)
    Adjustments to reconcile net loss to net cash
        used in operating activities:
        Depreciation                                            4,446         586
        Provision for loan losses                             135,000           -
        Increase in interest receivable                       (73,270)          -
        Increase in interest payable                           50,559           -
                                                         -------------  ----------
        Net other operating activities                        (52,670)      7,068
                                                         -------------  ----------

              Net cash used in operating activities          (577,579)   (150,815)

INVESTING ACTIVITIES
    Purchases of securities available-for-sale             (5,005,971)          -
    Net increase in federal funds sold                     (7,120,000)          -
    Net increase in loans                                 (10,726,240)          -
    Purchase of premises and equipment                       (473,001)          -
                                                         -------------  ----------

              Net cash used in investing activities       (23,325,212)          -
                                                         -------------  ----------

FINANCING ACTIVITIES
    Net increase in deposits                               16,886,401           -
    Proceeds from sale of common stock                      9,138,330           -
    Proceeds from line of credit                                4,500     163,500
    Repayment of lines of credit                             (699,359)          -
    Repayment of organizer advances                           (50,000)          -
    Stock issue costs                                         (18,806)    (12,291)
                                                         -------------  ----------

              Net cash provided by financing activities    25,261,066     151,209
                                                         -------------  ----------

Net increase in cash and due from banks                     1,358,275         394

Cash and due from banks at beginning of period                    978       2,252
                                                         -------------  ----------

Cash and due from banks at end of period                 $  1,359,253   $   2,646
                                                         =============  ==========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
    Cash paid for:
          Interest                                       $     86,309   $   5,004

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

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

          The results of operations for the three and six month periods ended June 30, 2003, are not necessarily indicative of the results to be expected for the full year.

NOTE  2.  CURRENT  ACCOUNTING  DEVELOPMENTS

          There are no recent accounting pronouncements that have had, or are expected to have, a material effect on the Company's financial statements.

NOTE  3.  STOCK  COMPENSATION  PLANS

          At June 30, 2003, the Company has two stock-based compensation plans. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based compensation cost is reflected in net loss, as all stock warrants and stock options granted under those plans had an exercise price equal to the market value of the underlying stock on the date of grant. No stock warrants or stock options had vested as of June 30, 2003, therefore, the effect on net loss and losses per share if the Company had applied the fair value recognition provisions of SFAS Statement No. 123, Accounting for Stock-Based Compensation, to stock-based compensation is not presented.

NOTE  4.  LOSSES  PER  SHARE

          Basic losses per share are computed by dividing net loss by the weighted average number of shares of common stock outstanding. Diluted losses per share are computed by dividing net loss by the sum of the weighted average number of shares of common stock outstanding and potential common shares. Potential common shares consist of stock options and stock warrants. The effect of potential common shares does not have a dilutive effect on losses per share. Weighted average shares outstanding for the three and six months ended June 30, 2003 was 913,834, or the number of shares issued in the Company's initial public stock offering. For comparability, the number of shares issued in the Company's initial public offering was also used to compute losses per share for the three and six months ended June 30, 2002.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE  5.  COMMON  STOCK  OFFERING

          The Company offered a minimum of 770,000 and a maximum of 1,000,000 shares in its initial offering of common stock at an offering price of $10 per share. The offering closed on June 30, 2003. The Company sold 913,834 shares of common stock at $10 per share. Expenses of the stock offering totaled $174,951 and have been charged to capital surplus in the accompanying consolidated balance sheets.

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

                   GENERATIONS BANCSHARES, INC. AND SUBSIDIARY

PART  I.   FINANCIAL  INFORMATION
ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION

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

We believe the allowance for loan losses is a critical accounting policy that requires the most significant judgments and estimates used in preparation of our consolidated financial statements. Refer to the portion of this discussion that addresses our allowance for loan losses for a description of our processes and methodology for determining our allowance for loan losses.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity management involves the ability to match the cash flow requirements of our customers. This matching is accomplished by monitoring and managing the balances and maturities of our loans and deposits so that our cash in vault, cash held in correspondent bank accounts, and federal funds sold are sufficient to meet anticipated demand for immediate funds.

Both we and the regulatory authorities monitor the liquidity of our subsidiary bank on a periodic basis. We have limited historical data for seasonal or other related demands on our liquidity due to our commencing operations on January 27, 2003. However, we believe the liquidity of our bank as of June 30, 2003 is adequate to support the cash flow requirements of its customers.

Requirements by banking regulators include the monitoring of risk-based capital guidelines for banks that are designed to make capital requirements more sensitive to differences in risk profiles and account for off balance sheet items. We substantially exceeded the regulatory minimums on capital requirements and ratios as of June 30, 2003. However, as we continue to grow and the loan portfolio increases, these ratios have and will continue to adjust downward. We monitor these amounts and ratios on a frequent basis. The minimum capital requirements and the actual capital ratios for the Company and the Bank as of June 30, 2003 are as follows:

                                                    Actual
                                                    ------

                                 Generations     Generations    Regulatory
                              Bancshares, Inc.       Bank      Requirements
                              -----------------  ------------  -------------

  Leverage capital ratio                 33.84%        30.66%          4.00%
  Risk-based capital ratios:
  Core capital                           52.39%        47.46%          4.00%
  Total capital                          53.30%        48.37%          8.00%

OFF-BALANCE SHEET RISK

Through the operations of our bank, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. At June 30, 2003, we had issued commitments to extend credit of $2,123,000 through various types of lending arrangements. We evaluate each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate.

As of June 30, 2003, we were in process of construction of our new main office banking facility. Total costs incurred through June 30, 2003 were $336,000 and estimated costs to complete the new facility are approximately $2,011,000. As of June 30, 2003, we have invested $476,000, net of depreciation, in the fixed assets of the Company.

FINANCIAL CONDITION

We commenced our banking operations on January 27, 2003. Total assets at June 30, 2003 were approximately $24,712,000. Deposit growth during the six months ended June 30, 2003 of $16,886,000 and proceeds from the sale of our initial public stock offering of $8,963,000, net of offering expenses, was invested primarily in loans, securities and overnight federal funds sold. During the six months ended June 30, 2003, our loans grew to $10,726,000, securities to $5,033,000 and federal funds sold to $7,120,000.

We expect to continue to hold funds in federal funds sold and to purchase investment securities as loan growth stabilizes and we identify opportunities appropriate to our overall asset and liability strategies and goals. We expect continued growth in assets and liabilities during the remainder of 2003. We will monitor growth and seek to maintain a proper mix of types, maturities, and interest rates. We believe that our current capital and liquidity levels are adequate to support the current growth of the bank.

Our total equity increased by $8,348,000 during the six months ended June 30, 2003, due primarily to the completion of our initial public stock offering. Proceeds from the sale were $9,138,000 which was offset by offering expenses of $175,000, and net loss for the six months ended June 30, 2003 of $642,000. Total equity was also increased by unrealized gains on securities available for sale of $27,000 during the six month period ended June 30, 2003.

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2003 AND 2002

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

Net loss for the three and six month periods ended June 30, 2003 was $310,000 and $642,000, respectively, compared to a net loss of $87,000 and $158,000, respectively, for the three and six month periods ended June 30, 2002. The increase in net losses is primarily due to the costs of commencing operations during the first quarter of 2003. We were still in the organizational stage during the first six months of 2002.

Our net interest margin was 2.57% for the six months ended June 30, 2003. Our yield on total earning assets was 3.62% and our cost of funds was 2.91% for the six months ended June 30, 2003. We expect our net interest margin to increase as we reinvest our lower yielding funds currently invested in federal funds sold into higher yielding loans and investments.

The provision for loan losses was $91,000 and $135,000, respectively, for the three and six months ended June 30, 2003. The amounts provided are due to loan growth and to our assessment of the inherent risk in the portfolio. Management believes that the $135,000 in the allowance for loan losses at June 30, 2003, or approximately 1.26% of total net outstanding loans, is adequate to absorb known risks in the portfolio. No assurance can be given, however, that increased loan volume, and adverse economic conditions or other circumstances will not result in increased losses in our loan portfolio.


Information with respect to non-accrual, past due and restructured loans at June
30,  2003  is  as  follows:

Non-accrual loans                                                        $  0
Loans contractually past due ninety days or more as to interest
   or principal payments and still accruing                                 0
Restructured loans                                                          0
Loans, now current about which there are serious doubts as to the
   ability of the borrower to comply with loan repayment terms              0
Interest income that would have been recorded on non-accrual
   and restructured loans under original terms                              0
Interest income that was recorded on non-accrual and restructured loans     0

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


Information regarding certain loans and allowance for loan loss data for the six months ended June 30, 2003 is as follows:


Average amount of loans outstanding                                $7,757,000
                                                                   ===========

Balance of allowance for loan losses at beginning of period        $        0

Loans charged off
   Commercial and financial                                                 0
   Real estate mortgage                                                     0
   Installment                                                              0
                                                                   -----------
                                                                            0
                                                                   -----------

Loans recovered
   Commercial and financial                                                 0
   Real estate mortgage                                                     0
   Installment                                                              0
                                                                   -----------
                                                                            0
                                                                   -----------

Net charge-offs                                                             0
                                                                   -----------

Additions to allowance charged to operating expense during period     135,000
                                                                   -----------

                                                                   -----------
Balance of allowance for loan losses at end of period              $  135,000
                                                                   ===========

Ratio of net loans charged off during the period to
   average loans outstanding                                                0%
                                                                   ===========

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

Other income was approximately $6,000 and $8,000 for the three and six months ended June 30, 2003 due to service charge income on deposit accounts, and other miscellaneous income. There was no other income for the three and six months ended June 30, 2002.

Other expenses increased by $251,000 and $515,000, respectively, during the three and six months ended June 30, 2003 compared to the same periods in 2002, due primarily to salaries, increased expenses associated with commencing operations of the Bank and other items related to our growth. As discussed above, we were still in the organizational stage as of June 30, 2002, and our expenses were limited to the salaries of the organizing officers and direct expenses of organizing the Bank.

Salaries and employee benefits increased $231,000 for the six month period ended June 30, 2003 compared to the same period in 2002, due to staffing requirements needed to manage the Bank's growth since commencing operations. The number of full time equivalent employees was 13 at June 30, 2003. Occupancy and equipment expenses increased $29,000 during the six months ended June 30, 2003 compared to the same period during 2002 due primarily to additional lease expense. Our subsidiary bank leases substantially all of its operating equipment in addition to the land where its new main office will be located. The Bank is accounting for these leases as operating leases. Other operating expenses increased $255,000 during the six months ended June 30, 2003 as compared to the same period during 2002 as a result of additional operating costs incurred after we commenced operations on January 27, 2003. Included in this increase is $32,000 for professional and legal expenses, $35,000 for data processing expenses, 67,000 for marketing related expenses and $68,000 for banking supplies.

Increases in other expenses for the three months ended June 30, 2003 as compared to the same period in 2002 are due primarily to the same reasons described above for the six months ended June 30, 2003 and 2002.

We will be subject to federal and state income taxes when taxable income is generated. No income taxes have been accrued for the three and six months ended June 30, 2003 and 2002 because of operating losses incurred to date.

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

ITEM 3. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC reports. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits

           31.1     Rule 15d - 14(a) Certification

           31.2     Rule 15d - 14(a) Certification

           32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

           32.2 Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)     Reports  on  Form  8-K  -  None.

                   GENERATIONS BANCSHARES, INC. AND SUBSIDIARY

                                    SIGNATURE

     In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           GENERATIONS  BANCSHARES,  INC.
                                           (Registrant)
                                           ------------



Date:        August  14,  2003                /s/  David  K.  George
       --------------------------          -------------------------------------
                                           David  K.  George
                                           President and Chief Executive Officer
                                           (Principal  Executive  Officer)


Date:       August  14,  2003                 /s/  Nita  Elliott
       -------------------------           -------------------------------------
                                           Nita  Elliott
                                           Chief Financial Officer
                                           (Principal Accounting Officer)