Form 10QSB
period 2003-09-30
GENERATIONS BANCSHARES INC
filed 2003-11-14
CIK 1168643

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-QSB


     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED    SEPTEMBER 30, 2003

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

YES  [X]    NO  [ ]


STATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON EQUITY, AS OF NOVEMBER 14, 2003: 913,834, $1 PAR VALUE.

TRANSITIONAL SMALL BUSINESS  DISCLOSURE  FORMAT  YES   NO  X

                          GENERATIONS BANCSHARES, INC.
                                 AND SUBSIDIARY

                                      INDEX


                                                                      PAGE

PART I.  FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS (UNAUDITED) . . . . . . . . . . . . .   3-6

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION   7-13

ITEM 3.   CONTROLS AND PROCEDURES. . . . . . . . . . . . . . . . . .    13


PART II.  OTHER INFORMATION
          -----------------

ITEM 1.   LEGAL PROCEEDINGS. . . . . . . . . . . . . . . . . . . . .    14

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS. . . . . . . . .    14

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES. . . . . . . . . . . . . .    14

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. . . .    14

ITEM 5.   OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . .    14

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K . . . . . . . . . . . . .    14

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    15

                                PART I - FINANCIAL INFORMATION
ITEM 1.                              FINANCIAL STATEMENTS

                                  GENERATIONS BANCSHARES, INC.
                                        AND SUBSIDIARY

                                  CONSOLIDATED BALANCE SHEETS
                            SEPTEMBER 30, 2003 AND DECEMBER 31, 2002
                                          (UNAUDITED)


                               ASSETS                                2003             2002
                               ------                           ---------------  --------------
Cash and due from banks                                         $   801,313.00   $      978.00
Restricted cash                                                              -       7,823,000
Federal funds sold                                                  10,924,000               -
Securities available-for-sale, at fair value                         7,331,766               -

Loans                                                               14,707,742               -
Less allowance for loan losses                                         231,000               -
                                                                ---------------  --------------
          Loans, net                                                14,476,742               -
                                                                ---------------  --------------

Premises and equipment                                               1,257,550           6,992
Other assets                                                           149,182         167,066
                                                                ---------------  --------------

          TOTAL ASSETS                                          $34,940,553.00   $7,998,036.00
                                                                ===============  ==============


           LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
           ----------------------------------------------

DEPOSITS
    Noninterest-bearing                                         $ 1,465,257.00   $           -
    Interest-bearing                                                25,905,615               -
                                                                ---------------  --------------
          TOTAL DEPOSITS                                            27,370,872               -
Subscriber's deposits                                                        -       7,823,000
Other borrowings                                                             -         744,859
Other liabilities                                                      117,949          32,929
                                                                ---------------  --------------
          TOTAL LIABILITIES                                         27,488,821       8,600,788
                                                                ---------------  --------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDER'S EQUITY (DEFICIT)
    Preferred stock, no par value; 2,000,000 shares
      authorized; no shares issued and outstanding                           -               -
    Common stock, $1 par value; 10,000,000 shares
      authorized; 913,834 and 1 shares issued and outstanding          913,834               1
    Capital surplus                                                  8,053,558           4,012
    Accumulated deficit                                             (1,507,656)       (606,765)
    Accumulated other comprehensive loss                                (8,004)              -
                                                                ---------------  --------------
          TOTAL STOCKHOLDER'S EQUITY (DEFICIT)                       7,451,732        (602,752)
                                                                ---------------  --------------

          TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)  $34,940,553.00   $7,998,036.00
                                                                ===============  ==============

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                           GENERATIONS BANCSHARES, INC.
                                                  AND SUBSIDIARY

                           CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                  THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                                   (UNAUDITED)


                                                         THREE MONTHS ENDED              NINE MONTHS ENDED
                                                            SEPTEMBER 30,                   SEPTEMBER 30,
                                                        2003            2002            2003            2002
                                                   --------------  --------------  --------------  --------------
INTEREST INCOME
    Loans                                          $     239,077   $           0   $     436,672   $           0
    Taxable securities                                    32,728               -          50,237               -
    Federal funds sold                                    17,808               -          91,161               -
                                                   --------------  --------------  --------------  --------------
      TOTAL INTEREST INCOME                              289,613               -         578,070               -
                                                   --------------  --------------  --------------  --------------

INTEREST EXPENSE
    Deposits                                             147,263               -         283,710               -
    Other borrowings                                           -           3,543             421           9,705
                                                   --------------  --------------  --------------  --------------
      TOTAL INTEREST EXPENSE                             147,263           3,543         284,131           9,705
                                                   --------------  --------------  --------------  --------------

      NET INTEREST INCOME (EXPENSE)                      142,350          (3,543)        293,939          (9,705)
PROVISION FOR LOAN LOSSES                                101,000               -         236,000               -
                                                   --------------  --------------  --------------  --------------
      NET INTEREST INCOME (EXPENSE)
        AFTER PROVISION FOR LOAN LOSSES                   41,350          (3,543)         57,939          (9,705)
                                                   --------------  --------------  --------------  --------------

OTHER INCOME
    Service charges on deposit accounts                    7,655               -          13,191               -
    Other operating income                                 1,087               -           4,077               -
                                                   --------------  --------------  --------------  --------------
      TOTAL OTHER INCOME                                   8,742               -          17,268               -
                                                   --------------  --------------  --------------  --------------

OTHER EXPENSES
    Salaries and other employee benefits                 146,719          55,354         463,752         140,933
    Occupancy and equipment expenses                      55,175          15,568         128,641          59,770
    Professional fees                                     32,493           3,628          76,096          15,213
    Other operating expenses                              74,952          14,105         304,183          25,046
                                                   --------------  --------------  --------------  --------------
      TOTAL OTHER EXPENSES                               309,339          88,655         976,098         240,962
                                                   --------------  --------------  --------------  --------------

      LOSS  BEFORE INCOME TAXES                         (259,247)        (92,198)       (900,891)       (250,667)

INCOME TAX EXPENSE                                             -               -               -               -
                                                   --------------  --------------  --------------  --------------

      NET LOSS                                          (259,247)        (92,198)       (900,891)       (250,667)
                                                   --------------  --------------  --------------  --------------

OTHER COMPREHENSIVE LOSS
    Unrealized loss on securities available-for-
      sale arising during period                         (34,887)              -          (8,004)              -
                                                   --------------  --------------  --------------  --------------

      COMPREHENSIVE LOSS                           $    (294,134)  $     (92,198)  $    (908,895)  $    (250,667)
                                                   ==============  ==============  ==============  ==============

BASIC AND DILUTED LOSSES PER  SHARE                $       (0.28)  $       (0.10)  $       (0.99)  $       (0.27)
                                                   ==============  ==============  ==============  ==============

CASH DIVIDENDS PER SHARE                           $           -   $           -   $           -   $           -
                                                   ==============  ==============  ==============  ==============

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                           GENERATIONS BANCSHARES, INC.
                                  AND SUBSIDIARY

                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                   NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                    (UNAUDITED)

                                                               2003        2002
                                                         -------------  ----------
OPERATING ACTIVITIES
    Net loss                                             $   (900,891)  $(250,667)
    Adjustments to reconcile net loss to net cash
        used in operating activities:
        Depreciation                                            8,461         896
        Provision for loan losses                             236,000           -
        Increase in interest receivable                       (89,484)          -
        Increase in interest payable                           63,476           -
        Net other operating activities                        (21,252)      5,679
                                                         -------------  ----------

              Net cash used in operating activities          (703,690)   (244,092)
                                                         -------------  ----------

INVESTING ACTIVITIES
    Purchases of securities available-for-sale             (7,339,770)          -
    Net increase in federal funds sold                    (10,924,000)          -
    Net increase in loans                                 (14,712,742)          -
    Purchase of premises and equipment                     (1,265,000)     (6,043)
                                                         -------------  ----------

              Net cash used in investing activities       (34,241,512)     (6,043)
                                                         -------------  ----------

FINANCING ACTIVITIES
    Net increase in deposits                               27,370,872           -
    Proceeds from sale of common stock                      9,138,330           -
    Proceeds from line of credit                                4,500     357,859
    Repayment of lines of credit                             (699,359)          -
    Repayment of organizer advances                           (50,000)          -
    Stock issue costs                                         (18,806)   (105,066)
                                                         -------------  ----------

              Net cash provided by financing activities    35,745,537     252,793
                                                         -------------  ----------

Net increase in cash and due from banks                       800,335       2,658

Cash and due from banks at beginning of period                    978       2,252
                                                         -------------  ----------

Cash and due from banks at end of period                 $ 801,313.00   $4,910.00
                                                         =============  ==========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
    Cash paid for:
          Interest                                            220,655       7,970

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

          The results of operations for the three and nine month periods ended September 30, 2003, are not necessarily indicative of the results to be expected for the full year.

NOTE 2.   CURRENT ACCOUNTING DEVELOPMENTS

          There are no recent accounting pronouncements that have had, or are expected to have, a material effect on the Company's financial statements.

NOTE 3.   STOCK COMPENSATION PLANS

          At September 30, 2003, the Company has two stock-based compensation plans. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based compensation cost is reflected in net loss, as all stock warrants and stock options granted under those plans had an exercise price equal to the market value of the underlying stock on the date of grant. No stock warrants or stock options had vested as of September 30, 2003, therefore, the effect on net loss and losses per share if the Company had applied the fair value recognition provisions of SFAS Statement No. 123, Accounting for Stock-Based Compensation, to stock-based compensation is not presented.

NOTE 4.   LOSSES PER SHARE

          Basic losses per share are computed by dividing net loss by the weighted average number of shares of common stock outstanding. Diluted losses per share are computed by dividing net loss by the sum of the weighted average number of shares of common stock outstanding and potential common shares. Potential common shares consist of stock options and stock warrants. The effect of potential common shares does not have a dilutive effect on losses per share. Weighted average shares outstanding for the three and nine months ended September 30, 2003 was 913,834, or the number of shares issued in the Company's initial public stock offering. For comparability, the number of shares issued in the Company's initial public offering was also used to compute losses per share for the three and nine months ended September 30, 2002.

                          GENERATIONS BANCSHARES, INC.
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 5.   COMMON STOCK OFFERING

          The Company offered a minimum of 770,000 and a maximum of 1,000,000 shares in its initial offering of common stock at an offering price of $10 per share. The offering was closed at December 31, 2002. The Company sold 913,834 shares of common stock at $10 per share. Expenses of the stock offering totaled $174,951 and have been charged to capital surplus in the accompanying consolidated balance sheets.

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

          Both we and the regulatory authorities monitor the liquidity of our subsidiary bank on a periodic basis. We have limited historical data for seasonal or other related demands on our liquidity due to our commencing operations on January 27, 2003. However, we believe the liquidity of our bank as of September 30, 2003 is adequate to support the cash flow requirements of its customers.

          Requirements by banking regulators include the monitoring of risk-based capital guidelines for banks that are designed to make capital requirements more sensitive to differences in risk profiles and account for off balance sheet items. We substantially exceeded the regulatory minimums on capital requirements and ratios as of September 30, 2003. However, as we continue to grow and the loan portfolio increases, these ratios have and will continue to adjust downward. We monitor these amounts and ratios on a frequent basis. The minimum capital requirements and the actual capital ratios for the Company and the Bank as of September 30, 2003 are as follows:

                                     Actual

                                 Generations        Generations   Regulatory
                                 Bancshares, Inc.   Bank          Requirements
     Leverage capital ratio                25.33 %        22.98%          4.00%
     Risk-based capital ratios:
     Core capital                          40.63 %        36.86%          4.00%
     Total capital                         40.63 %        38.11%          8.00%

          OFF-BALANCE SHEET RISK

          Through the operations of our bank, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. At September 30, 2003, we had issued commitments to extend credit of $ 2,358,000 through various types of lending arrangements. We evaluate each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate.

          As of September 30, 2003, we were in process of construction of our new main office banking facility. Total costs incurred through September 30, 2003 were $1,120,000 and estimated costs to complete the new facility are approximately $1,380,000. We expect to occupy our new banking facility during the fourth quarter of 2003. As of September 30, 2003, we have invested $1,257,000, net of depreciation, in premises and equipment.

          FINANCIAL CONDITION

          We commenced our banking operations on January 27, 2003. Total assets at September 30, 2003 were approximately $34,941,000. Deposit growth during the nine months ended September 30, 2003 of $ 27,371,000 and proceeds from the sale of our initial public stock offering of $8,963,000, net of offering expenses, was invested primarily in loans, securities and overnight federal funds sold. During the nine months ended September 30, 2003, our loans grew to $14,708,000, securities to $7,332,000 and federal funds sold to $ 10,924,000.

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

          Our total equity increased by $8,054,000 during the nine months ended September 30, 2003, due to proceeds from the sale of common stock $8,963,000, net of offering expenses, which was offset by the net loss for the nine months ended September 30, 2003 of $901,000. Total equity was also decreased by unrealized losses on securities available for sale of $8,000 during the nine months ended September 30, 2003.

          RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

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

          Net loss for the three and nine month periods ended September 30, 2003 was $259,000 and $901,000, respectively, compared to a net loss of $92,000 and $251,000, respectively, for the three and nine month periods ended September 30, 2002. The increase in net losses is primarily due to commencing banking operations during the first nine months of 2003 whereas we were still in the organizational stage during the first nine months of 2002.

          Our net interest margin was 2.18 % for the nine months ended September 30, 2003. Our yield on total earning assets was 4.26% and our cost of funds was 2.95% for the nine months ended September 30, 2003. Our net interest margin was 2.17 % for the three months ended September 30, 2003. Our yield on total earning assets was 2.04% and our cost of funds was 2.86% for the three months ended September 30, 2003.

          We expect our net interest margin to increase as we reinvest our lower yielding funds currently invested in federal funds sold into higher yielding loans and investments.

          The provision for loan losses was $101,000 and $236,000, respectively, for the three and nine months ended September 30, 2003. The amounts provided are due to loan growth and to our assessment of the inherent risk in the portfolio. Management believes that the $231,000 in the allowance for loan losses at September 30, 2003, or approximately 1.57% of total net outstanding loans, is adequate to absorb known risks in the portfolio. No assurance can be given, however, that increased loan volume, and adverse economic conditions or other circumstances will not result in increased losses in our loan portfolio.

          Information with respect to non-accrual, past due and restructured loans at September 30, 2003 is as follows:

          Non-accrual loans                                                        $380,000
          Loans contractually past due ninety days or more as to interest
            or principal payments and still accruing                                0
          Restructured loans                                                        0
          Loans, now current about which there are serious doubts as to the
            ability of the borrower to comply with loan repayment terms             0
          Interest income that would have been recorded on non-accrual
            and restructured loans under original terms                             9,000
          Interest income that was recorded on non-accrual and restructured loans   0

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

               Information regarding certain loans and allowance for loan loss data through September 30, 2003 is as follows (Dollars in Thousands):

          Average amount of loans outstanding since opening date, January 27, 2003   $14,708
                                                                                     ========

          Balance of allowance for loan losses at beginning of period                $     0
                                                                                     --------

          Loans charged off
          Commercial and financial                                                         0
          Real estate mortgage                                                             0
          Installment                                                                      5
                                                                                     --------
                                                                                           5
                                                                                     --------

          Loans recovered
          Commercial and financial                                                         0
          Real estate mortgage                                                             0
          Installment                                                                      0
                                                                                     --------
                                                                                           0
                                                                                     --------

          Net charge-offs (recoveries)                                                     5

          Additions to allowance charged to operating expense during period              236
                                                                                     --------

          Balance of allowance for loan losses at end of period                      $   231
                                                                                     ========
          Ratio of net loans charged off during the period to
          average loans outstanding                                                      .03%
                                                                                     ========

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

          Other income was approximately $9,000 and $17,000 for the three and nine months ended September 30, 2003 due to service charge income on deposit accounts, and other miscellaneous income. There was no other income for the three and nine months ended September 30, 2002.

          Other expenses increased by $220,000 and $735,000, respectively, for the three and nine months ended September 30, 2003 as compared to the same periods in 2002, due primarily to salaries, increased expenses associated with commencing operations of the Bank and other items related to our growth. As discussed above, we were still in the organizational stage as of September 30, 2002, therefore our expenses were limited to the salaries of the organizing officers and direct expenses of organizing the Bank during the nine months ended September 30, 2002.

          Salaries and employee benefits increased $323,000 for the nine month period ended September 30, 2003 over the same period in 2002, due to staffing requirements needed to manage the Bank's growth since commencing operations. The number of full time equivalent employees was 14 at September 30, 2003. Occupancy and equipment expenses increased $69,000 during the nine months ended September 30, 2003 over the same period during 2002 due primarily to additional lease expense. Our subsidiary bank leases substantially all of its operating equipment in addition to the land where its new main office will be located. The Bank is accounting for these leases as operating leases. Other operating expenses increased $340,000 during the nine months ended September 30, 2003 over the same period during 2002 as a result of additional operating costs incurred after we commenced operations on January 27, 2003. Included in this increase is $61,000 for professional and legal expenses, $52,000 for data processing expenses and $87,000 for marketing.

          Increases in other expenses for the three months ended September 30, 2003 as compared to the same period in 2002 are consistent with the changes described above for the nine months ended September 30, 2003 and 2002.

          We will be subject to federal and state income taxes when taxable income is generated. No income taxes have been accrued for the three and nine months ended September 30, 2003 and 2002 because of operating losses incurred to date.

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

          There have been no changes in the Company's internal control over financial reporting during the quarter ended September 30, 2003 that have naturally affected, or are reasonably likely to naturally affect, the Company's internal control over financial reporting.

                   GENERATIONS BANCSHARES, INC. AND SUBSIDIARY

                           PART II - OTHER INFORMATION

          ITEM 1. LEGAL PROCEEDINGS

          None

          ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

          None

          ITEM 3. DEFAULTS UPON SENIOR SECURITIES

          None

          ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None

          ITEM 5. OTHER INFORMATION

          None

          ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

               (a)  Exhibits

                    31.1  Rule  15d  -  14(a)  Certification

                    31.2  Rule  15d  -  14(a)  Certification

                    32.1 Certification Pursuant to Rule 15d-14(b) of the Securities and Exchange Act

                    32.2 Certification pursuant to Rule 15d-14(b) of the Securities and Exchange Act


               (b)  Reports on Form 8-K - None.

                                   SIGNATURES




In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  GENERATIONS BANCSHARES, INC.
                                          (Registrant)



DATE:  November 13, 2003           BY:  /s/ David K. George
                                       ----------------------------------------
                                   David K. George, President
                                   (Principal Executive Officer)


DATE:  November 13, 2003           BY:  /s/ Nita Elliott
                                      -----------------------------------------
                                   Nita Elliott, Chief Financial Officer
                                   (Principal Financial and Accounting Officer)