Form 10KSB
period 2003-12-31
GENERATIONS BANCSHARES INC
filed 2004-03-30
CIK 1168643

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For fiscal year ended DECEMBER 31, 2003
                      -----------------

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the transition period from ______________to _______________

      Commission file number
                            ------------

                          GENERATIONS BANCSHARES, INC.
                  ---------------------------------------------
                 (Name of small business issuer in its charter)

                GEORGIA                                    58-2633700
     -------------------------------                   -------------------
     (State or other jurisdiction of                    (I.R.S. Employer
     incorporation or organization)                    Identification No.)

     336 BLUE RIDGE STREET, BLAIRSVILLE, GEORGIA               30512
------------------------------------------------             ----------
      (Address of Principal Executive Offices)               (Zip Code)

Securities registered pursuant to Section 12(b) of the Act:     NONE.

Securities registered pursuant to Section 12(g) of the Act:     NONE.

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been
subject  to  such  filing  requirements  for past 90 days.  Yes  X    No
                                                               -----     -----

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or a information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

State issuer's revenues for its most recent fiscal year:  $1,024,680
                                                          ----------

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such common equity, as of a specified  date  within  the  past  60  days:  $10,393,080
                                               -----------

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 913,834 AS OF MARCH 10, 2004
                                                    ----------------------------

                       DOCUMENTS INCORPORATED BY REFERENCE

NONE.

     Transitional Small Business Disclosure format (check one): Yes      No  X
                                                                    ---     ---

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                           NUMBER

PART I. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       1
   ITEM 1.   DESCRIPTION OF BUSINESS. . . . . . . . . . . . . . . . . . .       1
   ITEM 2.   DESCRIPTION OF PROPERTIES. . . . . . . . . . . . . . . . . .      13
   ITEM 3.   LEGAL PROCEEDINGS. . . . . . . . . . . . . . . . . . . . . .      13
   ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. . . . .      13
PART II . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      13
   ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER
             MATTERS AND SMALL BUSINESS PURCHASES OF EQUITY SECURITIES. .      13
   ITEM 7.   FINANCIAL STATEMENTS . . . . . . . . . . . . . . . . . . . .      14
   ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
             AND FINANCIAL DISCLOSURE . . . . . . . . . . . . . . . . . .      14
   ITEM 8A.  CONTROLS AND PROCEDURES. . . . . . . . . . . . . . . . . . .      14
PART III. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      14
   ITEM 9.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT . . . . .      14
   ITEM 10.  EXECUTIVE COMPENSATION . . . . . . . . . . . . . . . . . . .      16
   ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
             MANAGEMENT . . . . . . . . . . . . . . . . . . . . . . . . .      18
   ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS . . . . . . .      19
   ITEM 13.  EXHIBITS, LISTS AND REPORTS ON FORM 8-K. . . . . . . . . . .      20
   ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES . . . . . . . . . . .      21

                                     PART I


ITEM 1.  DESCRIPTION OF BUSINESS

             CAUTIONARY NOTICE REGARDING FORWARD LOOKING STATEMENTS

     Various matters discussed in this Annual Report on Form 10-KSB may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act. Forward-looking statements may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Generations Bancshares, Inc. (the "Company") or Seasons Bank ("Seasons Bank" or the "Bank") to be materially different from the results described in such forward-looking statements.

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

                          GENERATIONS BANCSHARES, INC.

     Generations Bancshares is a Georgia corporation that was incorporated on October 1, 2001 to organize and serve as the holding company for Seasons Bank, a state-chartered bank organized under Georgia law. Seasons Bank is a full-service commercial bank dedicated to providing superior customer service to the individuals and businesses in our community. We believe that local ownership and control allows Seasons Bank to serve customers more efficiently and will aid our growth and success. Seasons Bank emphasizes real estate lending to take advantage of the population growth of Union County and aggressively markets to small- to medium-sized businesses, professional concerns, and individual consumers who are currently undeserved.

                                  SEASONS BANK

GENERAL

     Seasons Bank focuses on community involvement and personal service while providing customers with the financial sophistication and products typically offered by a larger bank. Seasons Bank's lending services emphasize real estate related loans and include consumer loans and commercial loans to small- to medium-sized businesses and professional concerns. Seasons Bank offers a broad array of deposit services including demand deposits, regular savings accounts, money market deposits, certificates of deposit and individual retirement accounts. We also plan to provide additional services like ATM cards, debit cards, travelers checks, direct deposit, automatic transfers, and internet banking with on-line bill payment. We intend to offer our services through a variety of delivery systems including automated teller machines and telephone banking.

PHILOSOPHY AND STRATEGY

     Seasons Bank operates as a full-service community bank, offering sophisticated financial products while emphasizing prompt, personalized customer service. We believe that this philosophy, encompassing the service aspects of community banking, distinguishes Seasons Bank from its competitors.

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

MARKET OPPORTUNITIES

     PRIMARY SERVICE AREA. Seasons Bank's primary service area is Union County, Georgia. We estimate that Seasons Bank will draw most of its customer deposits and conduct most of its lending transactions from and within its primary service area. We also expect to draw additional business from counties contiguous to Union County: Towns County and Fannin County in Georgia and Clay County in North Carolina. In addition, we anticipate establishing a branch office in Fannin County during this year.

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

     Seasons Bank's loan portfolio is comprised of the following:

     LOAN CATEGORY                                RATIO
     -------------------------                    -----

     Real estate related loans . . . . . . . .     87.4%
        Commercial real estate . . . . .     28%
        Construction and development . .     12%
        Residential real estate . . . . .  47.3%
     Commercial loans. . . . . . . . . . . . .      7.0%
     Consumer loans. . . . . . . . . . . . . .      5.6%

     Based on our executive officers' past lending experience, we believe that, when properly managed and monitored, none of these categories represents a significantly higher risk than the other.

     LENDING LIMITS. Seasons Bank's lending activities are subject to a variety of lending limits. Differing limits apply based on the type of loan or the nature of the borrower, including the borrower's relationship to the bank. In general, however, Seasons Bank is able to loan any one borrower a maximum amount equal to either:

     -    15%  of  Seasons  Bank's  capital  and  surplus;  or

     - 25% of its capital and surplus if the entire amount of the loan is fully secured by good collateral or other ample security.

     These legal limits will increase or decrease as Seasons Bank's capital increases or decreases as a result of its earnings or losses, among other reasons. Our management team has adopted an internal lending limit which is 10% lower than the applicable legal limit. Based on either our internal lending limits or our legal lending limits, we will need to sell participations in loans to other financial institutions in order to meet all of the lending needs of our customers requiring extensions of credit above these limits.

     CREDIT RISKS. The principal economic risk associated with each category of loans that Seasons Bank makes is the creditworthiness of the borrower. Borrower creditworthiness is affected by general economic conditions and the strength of the relevant business market segment. General economic factors affecting a borrower's ability to repay include interest, inflation and employment rates, as well as other factors affecting a borrower's customers, suppliers and employees.

     The well-established financial institutions in our market are likely to make proportionately more loans to medium- to large-sized businesses than Seasons Bank will make. Many of Seasons Bank's commercial loans are made to small- to medium-sized businesses that are less able to withstand competitive, economic and financial pressures than larger borrowers.

     REAL ESTATE LOANS. Seasons Bank makes commercial real estate loans, construction and development loans, and residential real estate loans. These loans include commercial loans where Seasons Bank takes a security interest in real estate out of an abundance of caution and not as the principal collateral for the loan, but exclude home equity loans, which are classified as consumer loans.

     COMMERCIAL REAL ESTATE. Commercial real estate loan terms generally are limited to five years or less, although payments may be structured on a longer amortization basis. Interest rates may be fixed or adjustable, although rates typically are not fixed for a period exceeding 36 months. Seasons Bank generally charges an origination fee of one percent. We attempt to reduce credit risk on our commercial real estate loans by emphasizing loans on owner-occupied office and retail buildings where the ratio of the loan principal to the value of the collateral as established by independent appraisal does not exceed 80% and net projected cash flow available for debt service equals 120% of the debt service requirement. In addition, Seasons Bank generally requires personal guarantees from the principal owners of the property supported by a review by Seasons Bank's management of the principal owners' personal financial statements. Risks associated with commercial real estate loans include fluctuations in the value of real estate, new job creation trends, tenant vacancy rates and the quality of the borrower's management. Seasons Bank limits its risk by analyzing borrowers' cash flow and collateral value on an ongoing basis.

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

     RESIDENTIAL REAL ESTATE. Seasons Bank's residential real estate loans consists of residential second mortgage loans, residential construction loans and traditional mortgage lending for one to four family residences. We originate and maintain fixed and variable rate mortgages with long-term maturity and balloon payments not exceeding 20 years. The amortization of second mortgages generally does not exceed 15 years and the rates will generally not be fixed for over 60 months. All loans are made in accordance with Seasons Bank's appraisal policy and with the ratio of the loan principal to the value of collateral as established by independent appraisal not exceeding 85%. We expect that these loan-to-value ratios will be sufficient to compensate for fluctuations in real estate market value and to minimize losses that could result from a downturn in the residential real estate market.

     COMMERCIAL LOANS. Loans for commercial purposes in various lines of businesses are components of Seasons Bank's loan portfolio. The terms of these loans vary by purpose and by type of underlying collateral, if any. Seasons Bank typically makes equipment loans for a term of five years or less at fixed or variable rates, with the loan fully amortized over the term. Equipment loans generally are secured by the financed equipment, and the ratio of the loan principal to the value of the financed equipment or other collateral is generally 80% or less. Loans to support working capital typically have terms not exceeding one year and are usually secured by accounts receivable, inventory or personal guarantees of the principals of the business. For loans secured by accounts receivable or inventory, principal is typically repaid as the assets securing the loan are converted into cash, and for loans secured with other types of collateral, principal is typically due at maturity. The quality of the commercial borrower's management and its ability both to properly evaluate changes in the supply and demand characteristics affecting its markets for products and services and to effectively respond to such changes are significant factors in a commercial borrower's creditworthiness.

     CONSUMER LOANS. Seasons Bank makes a variety of loans to individuals for personal, family and household purposes, including secured and unsecured installment and term loans, home equity loans and home equity lines of credit. Consumer loan repayments depend upon the borrower's financial stability and are more likely to be adversely affected by divorce, job loss, illness and personal hardships. Because many consumer loans are secured by depreciable assets such as boats, cars and trailers, the loan should be amortized over the useful life of the asset. To minimize the risk that the borrower cannot afford the monthly payments, all fixed monthly obligations should not exceed 40% of the borrower's gross monthly income. The borrower should also be continuously employed for at least 12 months prior to obtaining the loan. The loan officer will review the borrower's past credit history, past income level, debt history and, when applicable, cash flow and determine the impact of all these factors on the ability of the borrower to make future payments as agreed. We expect that the principal competitors for consumer loans will be the established banks in Seasons Bank's market.

INVESTMENTS

     In addition to loans, Seasons Bank makes other investments primarily in obligations of the United States or obligations guaranteed as to principal and interest by the United States and other taxable securities. No investment in any of those instruments exceeds any applicable limitation imposed by law or regulation. The Loan & Asset/Liability Committee reviews the investment portfolio on an ongoing basis in order to ensure that the investments conform to Seasons Bank's policy as set by the board of directors.

ASSET AND LIABILITY MANAGEMENT

     The Loan & Asset/Liability Committee manages Seasons Bank's assets and liabilities and strives to provide a stable, optimized net interest margin, adequate liquidity and a profitable after-tax return on assets and return on equity. The committee conducts these management functions within the framework of written loan and investment policies of Seasons Bank. The committee attempts to maintain a balanced position between rate sensitive assets and rate sensitive liabilities. Specifically, it charts assets and liabilities on a matrix by maturity, effective duration and interest adjustment period and attempts to manage any gaps in maturity ranges.

DEPOSIT SERVICES

     Seasons Bank seeks to establish a broad base of core deposits, including savings accounts, checking accounts, money market accounts, a variety of certificates of deposit and IRA accounts. To attract deposits, Seasons Bank employs an aggressive marketing plan in its overall service area and features a broad product line and competitive rates and services. The primary sources of deposits are residents of, and businesses and their employees located in, Seasons Bank's primary service area. Seasons Bank plans to obtain these deposits through personal solicitation by its officers and directors, direct mail solicitations and advertisements published in the local media.

OTHER BANKING SERVICES

     Other banking services now operational include travelers checks, direct deposits, night depository, ATM cards, debit cards, on-line banking services, on-line bill payment, limited cash management services, courier services and TT&L Depository. Seasons Bank is associated with STAR and CIRRUS so our customers are able to use ATMs throughout Georgia and other regions. We do not charge our customers for the use of these automated teller machines. However, other financial institutions may charge our customers for the use of their automated teller machines. We also offer VISA(R) credit card services. Seasons Bank does not plan to exercise trust powers during its initial years of operation. In the future, we may offer a full-service trust department, but cannot do so without the prior approval of the Georgia Department of Banking and Finance.

EMPLOYEES

     Seasons Bank has 15 full-time equivalent employees. Generations Bancshares does not have any employees who are not also employees of Seasons Bank.

                           SUPERVISION AND REGULATION

     Both the Company and the Bank are subject to extensive state and federal banking regulations that impose restrictions on and provide for general regulatory oversight of their operations. These laws generally are intended to protect depositors and not shareholders. The following discussion describes the material elements of the regulatory framework that applies to us.

GENERATIONS BANCSHARES

     Since the Company owns all of the capital stock of Seasons Bank, it is a bank holding company under the federal Bank Holding Company Act of 1956. As a result, the Company is primarily subject to the supervision, examination, and reporting requirements of the Bank Holding Company Act and the regulations of the Federal Reserve. As a bank holding company located in Georgia, the Georgia Department of Banking and Finance also regulates and monitors all significant aspects of the Company's operations.

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

     Under the Bank Holding Company Act, if adequately capitalized and adequately managed, the Company or any other bank holding company located in Georgia may purchase a bank located outside of Georgia. Conversely, an adequately capitalized and adequately managed bank holding company located outside of Georgia may purchase a bank located inside Georgia. In each case, however, restrictions may be placed on the acquisition of a bank that has only been in existence for a limited amount of time or will result in specified concentrations of deposits. Currently, Georgia law prohibits acquisitions of banks that have been incorporated for less than three years. As a result, no bank holding company may acquire control of the Company until after the third anniversary date of the Bank's incorporation.

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

     Our common stock is registered under the Securities Exchange Act of 1934. The regulations also provide a procedure for challenging the rebuttable presumption of control.

     PERMITTED ACTIVITIES. A bank holding company is generally permitted under the Bank Holding Company Act to engage in or acquire direct or indirect control of more than 5% of the voting shares of any company engaged in the following activities:

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

     In addition to the permissible bank holding company activities listed above, a bank holding company may qualify and elect to become a financial holding company, permitting the bank holding company to engage in activities that are financial in nature or incidental or complementary to financial activity. The Bank Holding Company Act expressly lists the following activities as financial in nature:

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

SEASONS BANK

     The Bank is subject to extensive state and federal banking regulations that impose restrictions on and provide for general regulatory oversight of our operations. These laws are generally intended to protect depositors and not shareholders. The following discussion describes the material elements of the regulatory framework that applies to us.

     Since the Bank is a commercial bank chartered under the laws of the State of Georgia, it is primarily subject to the supervision, examination and reporting requirements of the FDIC and the Georgia Department of Banking and Finance. The FDIC and Georgia Department of Banking and Finance regularly examine the Bank's operations and have the authority to approve or disapprove mergers, the establishment of branches and similar corporate actions. Both regulatory agencies have the power to prevent the continuance or development of unsafe or unsound banking practices or other violations of law. Additionally, the Bank's deposits are insured by the FDIC to the maximum extent provided by law. The Bank is also subject to numerous state and federal statutes and regulations that affect its business, activities and operations.

     BRANCHING. Under current Georgia law, the Bank may open branch offices throughout Georgia with the prior approval of the Georgia Department of Banking and Finance. In addition, with prior regulatory approval, the Bank may acquire branches of existing banks located in Georgia. The Bank and any other national or state-chartered bank generally may branch across state lines by merging with banks in other states if allowed by the applicable states' laws. Georgia law, with limited exceptions, currently permits branching across state lines through interstate mergers.

     Under the Federal Deposit Insurance Act, states may "opt-in" and allow out-of-state banks to branch into their state by establishing a new start-up branch in the state. Currently, Georgia has not opted-in to this provision. Therefore, interstate merger is the only method through which a bank located outside of Georgia may branch into Georgia. This provides a limited barrier of entry into the Georgia banking market, which protects us from an important segment of potential competition. However, because Georgia has elected not to opt-in, our ability to establish a new start-up branch in another state may be limited. Many states that have elected to opt-in have done so on a reciprocal basis, meaning that an out-of-state bank may establish a new start-up branch only if their home state has also elected to opt-in. Consequently, until Georgia changes its election, the only way we will be able to branch into states that have elected to opt-in on a reciprocal basis will be through interstate merger.

     PROMPT CORRECTIVE ACTION. The Federal Deposit Insurance Corporation Improvement Act of 1991 establishes a system of prompt corrective action to resolve the problems of undercapitalized financial institutions. Under this system, the federal banking regulators have established five capital categories (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized) in which all institutions are placed. The federal banking agencies have also specified by regulation the relevant capital levels for each of the other categories. At December 31, 2003, the Bank qualified for the well-capitalized category.

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

     FDIC INSURANCE ASSESSMENTS. The FDIC has adopted a risk-based assessment system for insured depository institutions' that takes into account the risks attributable to different categories and concentrations of assets and liabilities. The system assigns an institution to one of three capital categories: (1) well capitalized; (2) adequately capitalized; and (3) undercapitalized. These three categories are substantially similar to the prompt corrective action categories described above, with the "undercapitalized" category including institutions that are undercapitalized, significantly undercapitalized, and critically undercapitalized for prompt corrective action purposes. The FDIC also assigns an institution to one of three supervisory subgroups based on a supervisory evaluation that the institution's primary federal regulator provides to the FDIC and information that the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds. Assessments range from 0 to 27 cents per $100 of deposits, depending on the institution's capital group and supervisory subgroup. In addition, the FDIC imposes assessments to help pay off the $780 million in annual interest payments on the $8 billion Financing Corporation bonds issued in the late 1980s as part of the government rescue of the thrift industry. This assessment rate is adjusted quarterly and is set at 1.54 per $100 of deposits for the first quarter of 2004.

     The FDIC may terminate its insurance of deposits if it finds that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.

     COMMUNITY REINVESTMENT ACT. The Community Reinvestment Act requires that, in connection with examinations of financial institutions within their respective jurisdictions, the Federal Reserve or the FDIC shall evaluate the record of each financial institution in meeting the credit needs of its local community, including low and moderate-income neighborhoods. These facts are also considered in evaluating mergers, acquisitions, and applications to open a branch or facility. Failure to adequately meet these criteria could impose additional requirements and limitations on the Bank. Since our aggregate assets are not more than $250 million, under the Gramm-Leach-Bliley Act, we are generally subject to a Community Reinvestment Act examination only once every 60 months if we receive an "outstanding" rating, once every 48 months if we receive a "satisfactory" rating and as needed if our rating is "less than satisfactory." Additionally, we must publicly disclose the terms of various Community Reinvestment Act-related agreements.

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

     - Soldiers' and Sailors' Civil Relief Act of 1940, governing the repayment terms of, and property rights underlying, secured obligations of persons in military service; and

     - rules and regulations of the various federal agencies charged with the responsibility of implementing these federal laws.

     In addition to the federal and state laws noted above, the Georgia Fair Lending Act ("GAFLA") imposes restrictions and procedural requirements on most mortgage loans made in Georgia, including home equity loans and lines of credit. On August 5, 2003, the Office of the Comptroller of the Currency issued a formal opinion stating that the entirety of GAFLA is preempted by federal law for national banks and their operating subsidiaries. GAFLA contains a provision that preempts GAFLA as to state banks in the event that the Office of the Comptroller of the Currency preempts GAFLA as to national banks. Therefore, the Bank is exempt from the requirements of GAFLA.

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

     The minimum guideline for the ratio of total capital to risk-weighted assets is 8%. Total capital consists of two components, Tier 1 Capital and Tier 2 Capital. Tier 1 Capital generally consists of common stock, minority interests in the equity accounts of consolidated subsidiaries, noncumulative perpetual preferred stock, and a limited amount of qualifying cumulative perpetual preferred stock, less goodwill and other specified intangible assets. Tier 1 Capital must equal at least 4% of risk-weighted assets. Tier 2 Capital generally consists of subordinated debt, other preferred stock, and a limited amount of loan loss reserves. The total amount of Tier 2 Capital is limited to 100% of Tier 1 Capital. At December 31, 2003 the Bank's ratio of total capital to risk-weighted assets was 27.4% and our ratio of Tier 1 Capital to risk-weighted assets was 26.3%.

     In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 Capital to average assets, less goodwill and other specified intangible assets, of 3% for bank holding companies that meet specified criteria, including having the highest regulatory rating and implementing the Federal Reserve's risk-based capital measure for market risk. All other bank holding companies generally are required to maintain a leverage ratio of at least 4%. At December 31, 2003, our leverage ratio was 17.4%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without reliance on intangible assets. The Federal Reserve considers the leverage ratio and other indicators of capital strength in evaluating proposals for expansion or new activities.

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

PAYMENT OF DIVIDENDS

     The Company is a legal entity separate and distinct from the Bank. The principal sources of the Company's cash flow, including cash flow to pay dividends to its shareholders, are dividends that the Bank pays to its sole shareholder, the Company. Statutory and regulatory limitations apply to the Bank's payment of dividends. If, in the opinion of the federal banking regulator, the Bank were engaged in or about to engage in an unsafe or unsound practice, the federal banking regulator could require, after notice and a hearing, that it stop or refrain from engaging in the questioned practice. The federal banking agencies have indicated that paying dividends that deplete a depository institution's capital base to an inadequate level would be an unsafe and unsound banking practice. Under the Federal Deposit Insurance Corporation Improvement Act of 1991, a depository institution may not pay any dividend if payment would cause it to become undercapitalized or if it already is undercapitalized. Moreover, the federal agencies have issued policy statements that provide that bank holding companies and insured banks should generally only pay dividends out of current operating earnings. See "The Bank-Prompt Corrective Action."

     The Georgia Department of Banking and Finance also regulates the Bank's dividend payments and must approve dividend payments that would exceed 50% of the Bank's net income for the prior year. Our payment of dividends may also be affected or limited by other factors, such as the requirement to maintain adequate capital above regulatory guidelines.

     At December 31, 2003, the Bank could not pay cash dividends without prior regulatory approval.

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

     - loans or extensions of credit made by a bank to third parties collateralized by the securities or obligations of affiliates; and

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

CONSUMER CREDIT REPORTING

     On December 4, 2003, the President signed the Fair and Accurate Credit Transactions Act (the FAIR Act), amending the federal Fair Credit Reporting Act (the FCRA). These amendments to the FCRA (the FCRA Amendments) will become effective as early as February 2004, but more likely in the third or fourth quarter of 2004, depending on implementing regulations to be issued by the Federal Trade Commission and the federal bank regulatory agencies. The FCRA Amendments that deal with employee investigation will become effective on March 29, 2004.

     The FCRA Amendments include, among other things:

          - new requirements for financial institutions to develop policies and procedures to identify potential identity theft and, upon the request of a consumer, place a fraud alert in the consumer's credit file stating that the consumer may be the victim of identity theft or other fraud;

          - for entities that furnish information to consumer reporting agencies, new requirements to implement procedures and policies regarding the accuracy and integrity of the furnished information and regarding the correction of previously furnished information that is later determined to be inaccurate; and

          - a new requirement for mortgage lenders to disclose credit scores to consumers.

     The FCRA Amendments also will prohibit a business that receives consumer information from an affiliate from using that information for marketing purposes unless the consumer is first provided a notice and an opportunity to direct the business not to use the information for such marketing purposes (the "opt-out"), subject to certain exceptions. We do not plan to share consumer information among our affiliated companies for marketing purposes, except as may be allowed under exceptions to the notice and opt-out requirements. This will limit the Company's cross-marketing possibilities as compared to prior years.

     Prior to the effective date of the FCRA Amendments, the Company and its subsidiaries will implement policies and procedures to comply with the new rules.

ANTI-TERRORISM LEGISLATION

     The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism (USA PATRIOT) Act of 2001, signed by the President on October 26, 2001, imposed new requirements and limitations on specified financial transactions and account relationships, intended to guard against money laundering and terrorism. Most of these requirements and limitations took effect in 2002. Additional "know your customer" rules became effective in June 2003, requiring the Bank to establish a customer identification program under Section 326 of the USA PATRIOT Act. The Company and its subsidiaries implemented procedures and policies to comply with those rules prior to the effective date of each of the rules.

PROPOSED LEGISLATION AND REGULATORY ACTION

     New regulations and statutes are regularly proposed that contain wide-ranging proposals for altering the structures, regulations and competitive relationships of financial institutions operating or doing business in the United States. We cannot predict whether or in what form any proposed regulation or statute will be adopted or the extent to which our business may be affected by any new regulation or statute.

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

ITEM 2.   DESCRIPTION OF PROPERTIES

     The Bank's main office is located at 336 Blue Ridge Street in Blairsville, Georgia. Located next to the public library on Blue Ridge Street, a major road in Blairsville with good access from U.S. 19 and U.S. 76, this site is well suited for Seasons Bank to serve its market. Construction of our permanent facility was completed in December 2003. The permanent facility is a two-story, rock veneer building with 12,250 square feet. It features traditional bank architecture and includes three drive-up windows and an automated teller machine.

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

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     None.


                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS PURCHASES OF EQUITY SECURITIES

     (a) The Company closed its initial public offering of securities on December 31, 2003. All sales of securities by the Company in 2002 and 2003 were registered under the Securities Act. There is currently no established market for the Company's common stock, and an active trading market is not likely to develop. The Company does not have any plans to list its common stock on any stock exchange or on the over-the-counter market. As a result, investors who need or wish to dispose of all or any part of their common stock may be unable to do so except in private, directly negotiated sales.

     (b) On March 10, 2004, the Company had 849 shareholders of record who owned an aggregate of 913,834 shares.

     (c) The Company has paid no dividends on its common stock since its organization. The principal source of the Company's cash flow, including cash flow to pay dividends to its shareholders, is dividends that the Bank pays to the Company as its sole shareholder. Statutory and regulatory limitations apply to the Bank's payment of dividends to the Company, as well as to the Company's payment of dividends to its shareholders. For a complete discussion of restrictions on dividends, see "Part I-Item 1. Description of Business-Supervision and Regulation-Payment of Dividends."

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATIONS

     The following discussion describes our results of operations for 2003 and 2002 and also analyzes our financial condition as of December 31, 2003 and 2002. Like most community banks, we derive most of our income from interest we receive on our loans and investments. Our primary source of funds for making these loans and investments is our deposits, on which we pay interest. Consequently, one of the key measures of our success is our amount of net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits. Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities.

     We have included a number of tables to assist in our description of these measures. For example, the "Average Balances" table shows the average balance during 2003 of each category of our assets and liabilities, as well as the yield we earned or the rate we paid with respect to each category. A review of this table shows that our loans typically provide higher interest yields than do other types of interest earning assets, which is why we intend to channel a substantial percentage of our earning assets into our loan portfolio. We also track the sensitivity of our various categories of assets and liabilities to changes in interest rates, and we have included a discussion and tabular illustration of our interest rate sensitivity under "Asset/Liability Management." Finally, we have included a number of tables along with this discussion that provide details about our securities, our loans, and our deposits.

     There are risks inherent in all loans, therefore, we maintain an allowance for loan losses to absorb probable losses on existing loans that may become uncollectible. We establish and maintain this allowance by charging a provision for loan losses against our operating earnings. In the following section we have included a detailed discussion of this process, as well as several tables describing our allowance for loan losses and the allocation of this allowance among our various categories of loans.

     In addition to earning interest on our loans and investments, we earn income through fees and other expenses we charge to our customers. We describe the various components of this noninterest income, as well as our noninterest expense, in the following discussion.

     The following discussion and analysis also identifies significant factors that have affected our financial position and operating results during the periods included in the accompanying financial statements. We encourage you to read this discussion and analysis in conjunction with our financial statements and the related notes and the other statistical information also included in this report.

FORWARD-LOOKING STATEMENTS

     The following discussion as well as all statements in this registration statement includes "forward-looking statements" within the meaning of section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are not based on historical facts and may be identified by their reference to a future period or by the use of forward-looking terminology, such as "anticipate," "estimate," "expect," "may" and "should." We caution you not to place undue reliance on these forward-looking statements. Actual results could differ materially from those indicated in such forward-looking statements due to a variety of factors. These factors include, but are not limited to, changes in economic conditions and government fiscal and monetary policies, changes in prevailing interest rates and effectiveness of our interest rate strategies, laws, regulations and regulatory authorities affecting financial institutions, changes in and effectiveness of our operating or expansion strategies, geographic concentration of our assets and operations, competition from other financial services companies, unexpected financial results or outcomes of legal proceedings, and other risks detailed from time to time in the Company's press releases and filings with the Securities and Exchange Commission. We undertake no obligation to update these forward-looking statements to reflect events or circumstances occurring after the date of this Report.

EXECUTIVE SUMMARY

     Our 2003 results were highlighted by the successful completion of our common stock offering and the commencement of banking operations on January 27, 2003. Our capital base will allow for substantial growth in 2004. Our critical success factors include management of interest rate risk and credit risk, superior service delivery, and productivity and expense control.

     We are a $37.8 million financial institution with one community banking office located in Blairsville, Union County, Georgia. We gather substantially all of our deposits in this market area. We use these deposits, as well as the proceeds from our initial stock offering, to fund our loan and investment portfolios. We earn interest income on our loans and investments. In addition, we generate non-interest income primarily from deposit services. Our principal non-interest expenses include employee compensation and benefits, occupancy and equipment related costs, technology and other administrative expenses. Our volumes, and accordingly our financial results, are affected by the economic environment, including interest rates, consumer and business confidence and spending, as well as the competitive conditions within our industry.

     For the year ended December 31, 2003, we reported a consolidated net loss of $1,192,000 compared to a net loss of $391,000 for the year ended December 31, 2002. Based upon the number of shares sold in our initial common stock offering or 913,834, the loss per share was $1.30 for the year 2003 versus a loss per share of $.43 for the year 2002. Our net interest margin was under pressure in 2003 as a result of investing the proceeds from our initial stock offering and our deposit growth in lower yielding federal funds sold and securities. Our net interest income should increase in 2004 as we reallocate a larger portion of our interest earning assets into our higher yielding loan portfolio. Our provision for loan losses increased in 2003 primarily due to the growth of our loan portfolio. Our operating expenses increased substantially in 2003 as a result of commencing banking operations. See "Results of Operations" in this discussion for more details as to the factors, which affect our performance.

     On January 20, 2004, we changed the corporate name of our bank subsidiary from Generations Bank to Seasons Bank.

CRITICAL ACCOUNTING POLICIES

     We have adopted various accounting policies which govern the application of accounting principles generally accepted in the United States in the preparation of our consolidated financial statements. Certain accounting policies involve significant judgments and assumptions by us which have a material impact on the carrying value of certain assets and liabilities. We consider these accounting policies to be critical accounting policies. The judgments and assumptions we use are based on historical experience and other factors, which we believe to be reasonable under the circumstances. Because of the nature of the judgments and assumptions we make, actual results could differ from these judgments and estimates which could have a material impact on our carrying values of assets and liabilities and our results of operations.

     We believe the allowance for loan losses is a critical accounting policy that requires the most significant judgments and estimates used in preparation of our consolidated financial statements. Refer to Note 1. of our consolidated financial statement which are included in this annual report on form 10-KSB regarding our accounting policies for the allowance for loan losses as well as the portion of this discussion that addresses our allowance for loan losses for a description of our processes and methodology for determining our allowance for loan losses.

FINANCIAL CONDITION AT DECEMBER 31, 2003 AND 2002

OVERVIEW

     As of December 31, 2003, we had total assets of $37.8 million. To fund the growth in these assets during 2003, we raised $8,964,000 from the sale of common stock and generated $30,506,000 in deposits since the commencement of operations on January 27, 2003. We have invested the proceeds from the stock sale and deposit growth in Federal funds sold ($7,316,000), debt securities ($7,745,000), loans ($19,570,000), and premises and equipment ($2,188,000). We also repaid debt incurred during the organizational period of $749,000 with the proceeds from our initial stock offering. We expect that loan and deposit growth will be significant during the coming year. This expected growth is not uncommon for de novo banks.

DECEMBER  31,  2002

     As of December 31, 2002, we were still in the organizational stage. We commenced our banking operations on January 27, 2003. From April 16, 2001 to January 26, 2003 (the "organizational period"), we were engaged in activities involving the formation of the company, selling the common stock, and obtaining necessary regulatory approvals to commence operations. The balance sheet consisted primarily of an operating line of credit and restricted cash and subscribers' deposits which were the funds from our common stock offering held by an independent outside escrow agent. These funds were not available for our use until the minimum amount of capital has been raised to receive regualtory approval of our Bank charter. As of December 31, 2002, we had sold 782,300 shares of stock in our offering and the funds were released to us by the escrow agent on January 6, 2003. We also incurred stock issue costs of $175,000 in connnection with our stock offering, which have been recorded as a reduction of capital surplus.

     Our operations during the organizational period were funded by advances from the organizers in an amount of $50,000 and through an operating line of credit from a commercial bank. The total amount available on the line of credit was $700,000. On January 6, 2003, the date the proceeds from our common stock offering were released from escrow, the operating line of credit as well as the organizers advances were repaid. On that date, the operating line of credit had a balance of $695,000.

DECEMBER 31, 2003

INTEREST-EARNING ASSETS

     In banking, the predominant interest-earning assets are loans and securities. The proportion of interest earning assets to total assets measures the effectiveness of management's efforts to invest available funds into the most profitable interest-earning assets. The following discussion focuses on loans, the related allowance for loan losses, and securities.

LOANS

The amount of loans outstanding as of December 31, 2003 are shown in the following table according to the type of loan.

                                       (Dollars in Thousands)
  Commercial                           $                1,373
  Real estate-commercial                                5,494
  Real estate-construction                              2,356
  Real estate-mortgage                                  9,287
  Consumer instalment loans and other                   1,107
                                       -----------------------
                                                       19,617
  Less deferred loan fees                                 (47)
  Less allowance for loan losses                         (271)
                                       -----------------------
       Net loans                       $               19,299
                                       =======================

     We have 87% of our loan portfolio collateralized by real estate located in our primary market area of Union County and surrounding Georgia counties. A breakdown of our real estate loan portfolio is as follows: Our construction and land development loans, which comprise 12% of the loan portfolio, consists of loans primarily collateralized by one to four family residential properties. Commerical real estate loans comprise 28% of the loan portfolio, and other real estate mortgages total 47% of the loan portfolio. We generally require that loans collateralized by real estate not exceed customary collateral values.

     The remaining 13% of the loan portfolio consists of commercial, consumer, and other loans. We require collateral commensurate with the repayment ability and creditworthiness of the borrower.

     The specific economic and credit risks associated with our loan portfolio, especially the real estate portfolio, include, but are not limited to, a general downturn in the economy which could affect unemployment rates in our market area, general real estate market deterioration, interest rate fluctuations, deteriorated or non-existing collateral, title defects, inaccurate appraisals, financial deterioration of borrowers, fraud, and any violation of banking protection laws. Construction lending can also present other specific risks to the lender such as whether developers can find builders to buy lots for home construction, whether the builders can obtain financing for the construction, whether the builders can sell the home to a buyer, and whether the buyer can obtain permanent financing. Currently, real estate values and employment trends in our market area are stable.

     We attempt to reduce these economic and credit risks not only by adhering to loan to value guidelines, but also by investigating the creditworthiness of the borrower and monitoring the borrower's financial position. Also, we establish and periodically review our lending policies and procedures. Banking regulations limit exposure by prohibiting loan relationships that exceed 25% of our bank's statutory capital and surplus, or $1,600,000 as of December 31, 2003.

MATURITIES AND SENSITIVITIES OF LOANS TO CHANGES IN INTEREST RATES

     Total loans as of December 31, 2003 are shown in the following table according to contractual maturity classifications one year or less, after one year through five years, and after five years.

                                        (Dollars in Thousands)
Commercial
    One year or less                   $                   528
    After one year through five years                    2,483
    After five years                                     4,106
                                       -----------------------
                                                         7,117
                                       -----------------------
Construction
    One year or less                                     1,795
    After one year through five years                      561
    After five years                                         -
                                       -----------------------
                                                         2,356
                                       -----------------------
Other
    One year or less                                     4,006
    After one year through five years                    3,662
    After five years                                     2,476
                                       -----------------------
                                                        10,144
                                       -----------------------

                                       $                19,617
                                       =======================

     The following table summarizes loans at December 31, 2003 with the due dates after one year that have predetermined and floating or adjustable interest rates.

                                                (Dollars in Thousands)

          Predetermined interest rates                $   12,139
          Floating or adjustable interest rates              293
                                                          ------
                                                      $   12,432
                                                          ======

RISK ELEMENTS OF THE LOAN PORTFOLIO

     Each loan carries a degree of credit risk. Management's evaluation of this risk is ultimately reflected in the estimate of probable loan losses that is reported in the Company's financial statements as the allowance for loan losses. Changes in this ongoing evaluation over time are reflected in the provision for loan losses charged to operating expense.

     In the table below is a listing of of certain risk elements in our loan portfolio. It is our policy to discontinue the accrual of interest income when, in the opinion of management, collection of interest becomes doubtful. The collection of interest becomes doubtful when there is a significant deterioration in the financial condition of the borrower and full repayment of principal and interest is not expected unless the loan is both well-secured and in the process of collection.

     Loans classified for regulatory purposes as loss, doubtful, substandard, or special mention that have not been included in the table below and do not represent or result from trends or uncertainties that management reasonably expects will materially impact future operating results, liquidity, or capital resources. These classified loans do not represent material credits about which we are aware of any information that causes us to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

     Information with respect to nonaccrual, past due, and restructured loans as of December 31, 2003 is as follows:

                                                      (Dollars in Thousands)

Nonaccrual loans                                             $      0
Loans contractually past due ninety days or more
  as to interest or principal payments and still accruing           3
Restructured loans                                            0
Loans, now current about which there are serious
  doubts as to the ability of the borrower to comply
  with loan repayment terms                                         0
Interest income that would have been recorded on
  nonaccrual and restructured loans under original terms            0
Interest income that was recorded on nonaccrual and
  restructured loans                                                0

ALLOWANCE FOR LOAN LOSSES

     In making our risk evaluation and establishing an allowance level that we believe is adequate to absorb probable losses in the portfolio, we consider various sources of information. Some of the more important sources include our ongoing review of the loan portfolio, which is undertaken both to ascertain whether there are probable losses, which must be charged off, and to assess the risk characteristics of the portfolio in the aggregate. This review takes into consideration the judgments of the responsible lending officers and senior management, and also those of bank regulatory agencies that review the loan portfolio as part of the regular bank examination process. Finally, we retain internal and external credit reviews to perform independent reviews of the risk management process, adequacy of loan documentation and the risk ratings and appropriateness of the level of Allowance for Loan Losses. Loans identified as having increased credit risk are classified in accordance with our loan policy and appropriate reserves are established for each loan classification category. Due to limited loan loss experience, reserves are established for the remaining unclassified portion of the loan portfolio based on a predetermined factor.

     In evaluating the allowance, we consider the historical loan loss experience of the Company, the amount of past due and nonperforming loans, current and anticipated economic conditions, lender requirements and other appropriate information.

     The provision for loan losses charged to expense was $271,000 in 2003. The amount provided was due primarily to the growth of the portfolio. Based upon our evaluation of the loan portfolio, we believe the allowance for loan losses is adequate to absorb possible losses on existing loans that may become uncollectible. Our evaluation considers the credit quality of our loan portfolio, underlying collateral values, and current economic conditions that may affect the borrower's ability to repay. As of December 31, 2003, we had no nonperforming loans or assets. The allowance for loan losses as a percentage of total loans was 1.38%.

     As of December 31, 2003, we had made no allocations of our allowance for loan losses to specific categories of loans. Based on our best estimate, the allocation of the allowance for loan losses to types of loans, as of the indicated dates, is as follows:

                                            Percent of loans in
                                               each category
                                 Amount        to total loans
                                    (Dollars in Thousands)
Commercial                       $    19                 7.00%
Real estate - commercial              76                28.00
Real estate - construction            33                12.01
Real estate - mortgage               128                47.34
Consumer installment and other        15                 5.65
                                 -------  --------------------
                                 $   271               100.00%
                                 =======  ====================

SUMMARY OF LOAN LOSS EXPERIENCE

     The following table summarizes average loan balances for the year determined using the daily average balances during the period of banking operations; changes in the allowance for loan losses arising from loans charged off and recoveries on loans previously charged off; additions to the allowance which have been charged to operating expense; and the ratio of net charge-offs during the period to average loans.

                                                                                 2003
                                                                        (Dollars in Thousands)
Average amount of loans outstanding (since January 27, 2003)                     $    9,961
                                                                                      =====

Balance of allowance for loan losses at beginning of period                      $        -
                                                                                      -----

Loans charged off, consumer                                                               5
                                                                                      -----

Loans recovered, consumer                                                                 5
                                                                                      -----

Net charge-offs                                                                           -
                                                                                      -----

Additions to the allowance charged to operating expense during period                   271
                                                                                      -----

Balance of allowance for loan losses at end of period                            $      271
                                                                                      =====

Ratio of net loans charged off during the
   period to average loans outstanding                                                  .0%
                                                                                      =====

SECURITIES

The carrying amounts of securities at the dates indicated, which are all classified as available-for-sale, are summarized as follows:

                                                 December 31, 2003
                                               (Dollars in Thousands)

               Debt securities:
               U.S. Agency securities                   $7,007
               Mortgage backed securities                  738
                                                        ------
                                                        $7,745
                                                        ======
MATURITIES

All debt securities have a contractual maturity date of after one to five years. The weighted average yield of these securities is 2.30%.

INTEREST-BEARING LIABILITIES

     Our primary source of funds is deposits. Continued enhancement of existing products, emphasis upon better customer service have fueled the growth in the Company's deposit base. Emphasis has been placed upon attracting both commercial and consumer deposits. It is the Company's intent to expand its deposit base in order to continue to fund asset growth. The following discussion focuses on our deposit base. As of December 31, 2003, we had no other funding sources outstanding other than the proceeds from our initial common stock offering. However, if needed, we have the ability on a short-term basis to borrow and purchase Federal funds from other financial institutions. At December 31, 2003, we had arrangements with three commercial banks for short-term advances of $4,000,000.

DEPOSITS

Average non-interest bearing deposits in 2003 accounted for 5.75% of average total deposits. We do not expect non-interest bearing funds to be a significant source of funds for us based upon the demographics of our market area.

Below is a table that summarizes our deposit base for the year ended 2003. Average amount of deposits and average rates paid thereon, classified as to noninterest-bearing demand deposits, interest-bearing demand deposits, savings deposits, and time deposits, for the period of operations is presented below.(1)

                                                        Percentage
                                               Amount   Rates Paid
                                (Dollars in Thousands)
Noninterest-bearing demand deposits            $ 1,025           -%
Interest-bearing demand deposits and savings     3,378         2.22
Time deposits                                   13,435         3.01
                                               -------
     Total deposits                            $17,838
                                               =======

(1) Average balances were determined using the daily average balances during the year for the period from January 27, 2003, date of commencement of banking operations, to December 31, 2003.

     The amounts of time certificates of deposit issued in amounts of $100,000 or more as of December 31, 2003 are shown below by category, which is based on time remaining until maturity of (1) three months or less, (2) over three through six months, (3) over six through twelve months, and (4) over twelve months.

                                                          (Dollars in Thousands)

     Three months or less                                     $     2,385
     Over three months through six months                             705
     Over six months through twelve months                          1,745
     Over twelve months                                             6,388
                                                                  -------
     Total                                                    $    11,223
                                                                  =======

LIQUIDITY, CAPITAL AND STOCKHOLDERS' EQUITY

     The purpose of liquidity management is to ensure that there are sufficient cash flows to satisfy demands for credit, deposit withdrawals, and our other needs. Traditional sources of liquidity include asset maturities and growth in core deposits. A company may achieve its desired liquidity objectives from the management of assets and liabilities and through funds provided by operations. Funds invested in short-term marketable instruments and the continuous maturing of other earning assets are sources of liquidity from the asset perspective.
The liability base provides sources of liquidity through deposit growth, the maturity structure of liabilities, and accessibility to market sources of funds.

     Scheduled loan payments are a relatively stable source of funds, but loan payoffs and deposit flows fluctuate significantly, being influenced by interest rates and general economic conditions and competition. We attempt to price deposits to meet asset/liability objectives consistent with local market conditions.

     Our liquidity and capital resources are monitored on a periodic basis by management and regulatory authorities. As determined under guidelines established by regulatory authorities and internal policy, our liquidity is considered satisfactory.

     At December 31, 2003, our capital ratios were considered adequate based on regulatory minimum capital requirements. Our shareholders' equity increased during 2003 primarily due to the proceeds from the sale of common stock of $8,964,000 offset by a net loss of $1,192,000 and unrealized losses on securities available for sale of $7,000 which has been recorded as a component of accumulated other comprehensive loss in stockholders' equity.

     In the future, the primary source of funds available to us will be the payment of dividends by our bank subsidiary. Banking regulations limit the amount of the dividends that may be paid without prior approval of the bank's regulatory agency. Currently, no dividends can be paid by the bank to us without regulatory approval.

The minimum capital requirements to be considered well capitalized under prompt corrective action provisions and the actual capital ratios for the Bank as of December 31, 2003 are as follows:

                                    Bank           Regulatory
                            Capital Percentages   Requirements
                            -------------------   ------------
Leverage capital ratio                    17.35%         5.00%
Risk-based capital ratios:
Core capital                              26.31          6.00
Total capital                             27.41         10.00

These ratios will decline as asset growth continues, but are expected to exceed the regulatory minimum requirements.

     We believe that our liquidity and capital resources are adequate and will meet our foreseeable short and long-term needs. We anticipate that we will have sufficient funds available to meet current loan commitments and to fund or refinance, on a timely basis, our other material commitments and liabilities.

     Management is not aware of any known trends, events or uncertainties other than those discussed above that will have or that are reasonably likely to have a material effect on our liquidity, capital resources or operations. Management is also not aware of any current recommendations by the regulatory authorities that, if they were implemented, would have such an effect.

RETURN ON ASSETS AND STOCKHOLDERS' EQUITY

     The following rate of return information for the year indicated is presented below.

                                                                2003
                                                                ----

Return on assets (1)                                           (4.73)%
Return on equity (2)                                          (16.40)%
Dividend payout ratio (3)                                          -
Equity to assets ratio (4)                                     28.85%

(1)  Net loss divided by average total assets.
(2)  Net loss divided by average equity.
(3)  Dividends declared per share of common stock divided by net loss per share.
(4)  Average equity divided by average total assets.

OFF BALANCE SHEET ARRANGEMENTS

     Through the operations of our bank, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. At December 31, 2003, we had issued commitments to extend credit of $4,613,000 through various types of lending arrangements. We evaluate each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary upon extension of credit, is based on our credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate.

     If needed, we have the ability on a short-term basis to borrow and purchase Federal funds from other financial institutions. At December 31, 2003, we had arrangements with three commercial banks for short-term advances of $4,000,000.

     On December 15, 2003, we occupied our new main office banking facility which is located at 336 Blue Ridge Street in Blairsville, Georgia. As of December 31, 2003, the estimated remaining cost of completion of the building was approximately $200,000.

ASSET/LIABILITY MANAGEMENT

     Our objective is to manage assets and liabilities to provide a satisfactory, consistent level of profitability within the framework of established cash, loan, investment, borrowing, and capital policies. Certain officers are charged with the responsibility for monitoring policies and procedures that are designed to ensure acceptable composition of the asset/liability mix. Our management's overall philosophy is to support asset growth primarily through growth of core deposits of all categories made by local individuals, partnerships, and corporations.

     Our asset/liability mix is monitored on a regular basis with a report reflecting the interest rate-sensitive assets and interest rate-sensitive liabilities being prepared and presented to the board of directors on a periodic basis. The objective of this policy is to monitor interest rate-sensitive assets and liabilities so as to minimize the impact of substantial movements in interest rates on earnings. An asset or liability is considered to be interest rate-sensitive if it will reprice or mature within the time period analyzed, usually one year or less. The interest rate-sensitivity gap is the difference between the interest-earning assets and interest-bearing liabilities scheduled to mature or reprice within such time period. A gap is considered positive when the amount of interest rate-sensitive assets exceeds the amount of interest rate-sensitive liabilities. A gap is considered negative when the amount of interest rate-sensitive liabilities exceeds the interest rate-sensitive assets. During a period of rising interest rates, a negative gap would tend to affect net interest income adversely, while a positive gap would tend to result in an increase in net interest income. Conversely, during a period of falling interest rates, a negative gap would tend to result in an increase in net interest income, while a positive gap would tend to affect net interest income adversely. If our assets and liabilities were equally flexible and moved concurrently, the impact of any increase or decrease in interest rates on net interest income would be minimal.

     A simple interest rate "gap" analysis by itself may not be an accurate indicator of how net interest income will be affected by changes in interest rates. Accordingly, we also evaluate how the repayment of particular assets and liabilities is impacted by changes in interest rates. Income associated with interest-earning assets and costs associated with interest-bearing liabilities may not be affected uniformly by changes in interest rates. In addition, the magnitude and duration of changes in interest rates may have a significant impact on net interest income. For example, although certain assets and liabilities may have similar maturities or periods of repricing, they may react in different degrees to changes in market interest rates. Interest rates on certain types of assets and liabilities fluctuate in advance of changes in general market rates, while interest rates on other types may lag behind changes in general market rates. In addition, certain assets, such as adjustable rate mortgage loans, have features (generally referred to as "interest rate caps and floors") that limit changes in interest rates. Prepayment and early withdrawal levels also could deviate significantly from those assumed in calculating the interest rate gap. The ability of many borrowers to service their debts also may decrease during periods of rising interest rates.

     Changes in interest rates also affect our liquidity position. We currently price deposits in response to market rates and it is management's intention to continue this policy. If deposits are not priced in response to market rates, a loss of deposits could occur that would negatively affect our liquidity position.

     At December 31, 2003, our cumulative one year interest rate-sensitivity gap ratio was 85%. Our targeted ratio is 80% to 120% in this time horizon. This indicates that our interest-bearing liabilities will reprice during this period at a rate faster than our interest-earning assets. It is our belief that as long as we pay the prevailing market rate on these type of deposits, our liquidity, while not assured, will not be negatively affected.

     The following table sets forth the distribution of the repricing of our interest-earning assets and interest-bearing liabilities as of December 31, 2003, the interest rate-sensitivity gap, the cumulative interest rate-sensitivity gap, the interest rate-sensitivity gap ratio and the cumulative interest rate-sensitivity gap ratio. The table also sets forth the time periods in which interest-earning assets and interest-bearing liabilities will mature or may reprice in accordance with their contractual terms. However, the table does not necessarily indicate the impact of general interest rate movements on the net interest margin as the repricing of various categories of assets and liabilities is subject to competitive pressures and the needs of our customers. In addition, various assets and liabilities indicated as repricing within the same period may in fact, reprice at different times within this period and at different rates.

                                                  After     After
                                                  Three      One
                                                  Months   Year but
                                      Within       but      Within    After
                                      Three       Within     Five     Five
                                      Months     One Year    Years    Years    Total
                                                 (Dollars in Thousands)
Interest-earning assets:
  Federal funds sold                 $  7,316   $       -   $     -   $    -  $ 7,316
  Securities                                -           -     7,745        -    7,745
  Loans                                 1,487       5,651     7,000    5,432   19,570
                                     ---------  ----------  --------  ------  -------

                                        8,803       5,651    14,745    5,432   34,631
                                     ---------  ----------  --------  ------  -------

Interest-bearing liabilities:
  Interest-bearing demand deposits
     and savings                        7,429           -         -        -    7,429
  Certificates, less than
    $100,000                            1,834       2,999     5,816        -   10,649
  Certificates, $100,000
    and over                            2,385       2,450     6,388        -   11,223
                                     ---------  ----------  --------  ------  -------

                                       11,648       5,449    12,204        -   29,301
                                     ---------  ----------  --------  ------  -------

Interest rate sensitivity
   gap                               $ (2,845)  $     202   $ 2,541   $5,432  $ 5,330
                                     =========  ==========  ========  ======  =======
Cumulative interest rate
   sensitivity gap                   $ (2,845)  $  (2,643)  $  (102)  $5,330
                                     =========  ==========  ========  ======
Interest rate sensitivity
   gap ratio                              .76        1.04      1.21        -
                                     =========  ==========  ========  ======
Cumulative interest rate
   sensitivity gap ratio                  .76         .85       .99     1.18
                                     =========  ==========  ========  ======

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

For the year ended December 31, 2003, we reported a consolidated net loss of $1,192,000 compared to a net loss of $391,000 for the year ended December 31, 2002. Based upon the number of shares sold in our initial common stock offering or 913,834, the loss per share was $1.30 for the year 2003 versus a loss per share of $.43 for the year 2002.

     We commenced our banking operations on January 27, 2003. From April 16, 2001 to January 26, 2003 (the "organizational period"), we were engaged in activities involving the formation of the company, selling the common stock, and obtaining necessary regulatory approvals to commence operations. We incurred organizational period expenses totaling $607,000. All organizational period expenses were expensed as incurred in accordance with generally accepted accounting principles.

     Our operations during the organizational period were funded by advances from the organizers in an amount of $50,000 and through an operating line of credit from a commercial bank. The total amount available on the line of credit was $700,000. On January 6, 2003, the date the proceeds from our common stock offering were released from escrow, the operating line of credit as well as the organizers advances were repaid. On that date, the operating line of credit had a balance of $695,000. Because the organizer advances were non-interest bearing, interest expense in the amount of $4,000 was imputed on the organizers' advances at a rate equal to the prime rate minus one-half of one percent for the period from April 16, 2001, date of inception, to January 6, 2003.

     Interest earned on the proceeds from our initial common stock offering while on deposit with the escrow agent during the organization period totaled approximately $19,000. This income was recognized when received because the funds were not available to the Company until released by the escrow agent on January 6, 2003.

NET INTEREST INCOME

     Our results of operations are determined by our ability to manage interest income and expense effectively, to minimize loan and investment losses, to generate non-interest income, and to control operating expenses. Because interest rates are determined by market forces and economic conditions beyond our control, our ability to generate net interest income is dependent upon our ability to obtain an adequate net interest spread between the rate we pay on interest-bearing liabilities and the rate we earn on interest-earning assets.

     The net yield on average interest-earning assets during the period from January 27, 2003, the date we commenced banking operations, to December 31, 2003 (the "operational period") was 2.29%. Average loans were $9.9 million, average securities were $4.4 million, and average federal funds sold were $8.1 million. Average interest-bearing liabilities were $16.8 million. During the operational period, the rate earned on average interest-earning assets was 4.42%, and the rate paid on average interest-bearing liabilities was 2.85%, resulting in a net interest spread of 1.57%. We expect our net interest margins to increase during 2004 as we invest a larger percentage of our interest earning assets in loans versus securities and federal funds sold.

The following table set forth the amount of our interest income and interest expense for each category of average interest-earning assets and average interest-bearing liabilities and the average interest rate for total interest-earning assets and total interest-bearing liabilities, net interest spread and net yield on average interest-earning assets (dollars in thousands).

                                                 Average     Income/   Yields/
                                               Balances(1)   Expense    Rates
                                               ------------  --------  --------
Cash and due from banks                              1,991   $      -       - %
Federal funds sold                                   8,137         95     1.17
Taxable securities                                   4,382         93     2.12
Unrealized losses
  on securities                                         (2)         -        -
Loans (2) (3)                                        9,961        787     7.91
Allowance for loan losses                             (117)         -        -
Other assets                                           842          -        -
                                               ------------  --------

Total assets                                   $    25,194
                                               ============

Total interest-earning assets                  $    22,480   $    994     4.42%
                                               ============  ========

Noninterest-bearing demand                           1,025          -        -%
Interest-bearing
   demand and savings                                3,378         75     2.22
Time deposits                                       13,435        405     3.01
                                               ------------  --------
               Total deposits                  $    17,838
                                               ------------
Other liabilities                                       87          -        -

Stockholders' equity (4)                             7,269          -        -
                                               ------------  --------

Total liabilities and equity                   $    25,194
                                               ============

Total interest-bearing liabilities             $    16,813   $    480     2.85%
                                               ============  ========

Net interest income                                          $   514
                                                             ========
Net interest spread                                                       1.57%
                                                                       ========
Net yield on average interest-earning assets                              2.29%
                                                                       ========

(1) Average balances and average yields were determined using the daily average balances during the period from January 27, 2003, date of commencement of banking operations, to December 31, 2003, for each category.
(2)  There  were  no  nonaccrual  loans  included  in  average  loans.
(3) Interest and fees on loans includes $195,000 of loan fee income for the years ended December 31, 2003.
(4) Average unrealized losses on securities available-for-sale are included in stockholders' equity.

RATE AND VOLUME ANALYSIS OF INTEREST INCOME AND INTEREST EXPENSE

     Because we commenced our banking operations in 2003, the change in net interest income from banking operations is all due to volume. Therefore, a rate and volume analysis table is not presented.

PROVISION FOR LOAN LOSSES, NET CHARGE-OFFS AND ALLOWANCE FOR LOAN LOSSES

     The Company maintains an allowance for loan losses to absorb losses inherent in the loan portfolio. The allowance is based upon management's estimated range of those losses. Actual losses for these loans may vary significantly from this estimate.

     The provision for loan losses is charged to current earnings to bring the allowance for loan losses to a level deemed appropriate by management. Actual loan losses, net of recoveries, are charged directly to the allowance for loan losses. The amount of the provision for loan losses is based on the growth of the loan portfolio, the amount of net loan losses incurred and management's estimation of potential future losses based on an evaluation of the risk in the loan portfolio.

     Loan charge-offs and recoveries were $5,000 each during 2003. In 2003, we charged off a single unsecured consumer credit in the amount of $5,000 which was identified by management as a loss. The loss was subsequently recovered. Management feels the allowance for loan losses remains adequate to absorb future loses which may exist in the loan portfolio.

     For a more detailed discussion of changes in the allowance for loan losses, risk elements and general credit quality, see "Allowance for Loan Losses" earlier in this discussion. The future level of the allowance and provision for loan losses will reflect management's ongoing evaluation of credit risk, based on established internal policies and practices.

NONINTEREST INCOME

     Other operating income consists primarily of service charges on deposit accounts and other miscellaneous income. Other operating income totaled $30,000 in 2003. There were no amounts of other income recorded during 2002.

NONINTEREST EXPENSE

     The main components of noninterest expense are salaries and employee benefits, occupancy and equipment expenses, and other noninterest expense.
Total noninterest expenses were approximately $1,466,000 in 2003 and $374,000 in 2002. The significant increase in 2003 over 2002 was due to commencing banking operations on January 27, 2003. We were in the organizational stage during 2002.

     Total salaries and benefits increased $464,000 to $707,000 in 2003 from $243,000 in 2002. The increase in salaries and employee benefits during 2003 resulted primarily from the increase in the number of employees needed to commence banking operations and due to a severance agreement paid to a former employee in the amount of $97,000. As of December 31, 2003, we had 15 full-time equivalent employees.

     Occupancy and equipment expenses increased $105,000 during 2003 as compared to 2002. These increases were primarily due to increased business activity and also due to various leasing arrangements entered into during 2003 for the lease of certain of equipment. In 2004, we expect that occupancy and equipment expenses will increase due to the costs of our new main office banking facility that we occupied on December 15, 2003.

     Other noninterest expenses increased in 2003 to $580,000, compared to $58,000 in 2002. The increase in 2003 was due to higher professional services expenses, data processing fees, advertising and business development expenses associated with commencing operations and the general growth of the Company.

     Professional expenses increased in 2003 to $125,000, as compared to $16,000 in 2002. Data processing expenses increased $63,000 in 2003 due to the outsourcing of our daily processing activity. Advertising and business development increased in 2003 to $128,000, compared to $6,000 in 2002, related to general advertising, promotion and business development expenses associated with our opening for business.

INCOME TAX

     We have not recorded income taxes due to cumulative operating losses incurred to date. At December 31, 2003, we have available net operating loss carryforwards of approximately $1,339,000 for Federal income tax purposes. If unused, the carryforwards will expire beginning 2023.

EFFECTS OF INFLATION AND CHANGING PRICES

     The impact of inflation on banks differs from its impact on non-financial institutions. Banks, as financial intermediaries, have assets that are primarily monetary in nature and that tend to fluctuate in concert with inflation. A bank can reduce the impact of inflation if it can manage its rate sensitivity gap. This gap represents the difference between rate sensitive assets and rate sensitive liabilities. We, through our asset-liability committee, attempt to structure the assets and liabilities and manage the rate sensitivity gap, thereby seeking to minimize the potential effects of inflation. For information on the management of our interest rate sensitive assets and liabilities, see "Asset/Liability Management."

ITEM  7.  FINANCIAL  STATEMENTS
-------------------------------

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

ITEM 8A.  CONTROLS AND PROCEDURES

     At the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) that is required to be included in the Company's periodic filings with the Securities and Exchange Commission. There have been no changes in the Company's internal controls over financial reporting during the quarter ended December 31, 2003 that have materially affected, or are reasonably likely to material affect, the Company's internal control over financial reporting.


                                    PART III

ITEM 9.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Set forth below is information regarding the directors and executive officers of the Company. Each of the directors of the Company serves as a director of the Bank. Directors of the Bank serve for a term of one year and are elected by the Company each year at the Bank's annual meeting of shareholders. The Bank's officers are appointed by and hold office at the will of its board of directors.

     The following table sets forth for each director and executive officer of the Company: (1) the person's name; (2) his or her age at December 31, 2003;
(3) the year he or she was first elected as a director of the Company; and (4) his or her positions with the Company, other than as a director, and his or her other business experience for the past five years.

                            DIRECTOR                        POSITION WITH THE COMPANY
NAME (AGE)                   SINCE                           AND BUSINESS EXPERIENCE
--------------------------  --------  ---------------------------------------------------------------------
John H. Ketner, Jr. (62)        2003  Chief Executive Officer of the Company and Bank; previously
                                      President and Chief Executive Officer of Centennial Bank, Pinehurst,
                                      North Carolina

David K. George (47)            2001  President of the Company and the Bank; Senior Loan Officer of the
                                      Bank; previously Senior Vice President and Loan Officer of Bank of
                                      Hiawassee

James L. Burrell, Jr. (50)      2001  Owner of Burrell Farm (cattle farm)

Teresa L. Colditz (38)          2001  Owner of Colditz Trucking

Lon A. Dillard (33)             2001  President and Owner of Appalachian Water, Inc.; President and
                                      Owner of Byers Well Drilling, Inc.

Nita Elliott (53)               ____  Chief Financial Officer of the Company and the Bank; previously
                                      Vice President of Embry Bank and Controller of Southern Crescent
                                      Bank

Jeffrey H. Hall (45)            2001  Owner of Studio 129 (advertising company); Production Manager for
                                      Mountain Lake Publishing

T. Kenneth Kilpatrick (70)      2001  Superior Court Judge; Senior Judge

F. Darrell Mann (54)            2001  Owner of Real Estate Brokerage Business, from 1999 to 1995 Office
                                      Manager of Blue Ridge Anesthesia Associates

Timothy A. Nelson (52)          2001  Owner of Depot Power Center, Inc. (retail power equipment);
                                      Director of Blue Ridge Fitness Center

Robert M. Thomas, Jr. (47)      2001  Chairman of the Board of Directors of the Company and the Bank;
                                      President and Owner of Thomas Insurance Group, Inc.

John Mark Turner (37)           2001  Owner of Mountain Eye Care (optometry practice)

     The Company is filing this Annual Report on Form 10-KSB pursuant to Section 15(d) of the Securities and Exchange Act and is not subject to filings required by Section 16 of the Securities and Exchange Act.

MEETINGS AND COMMITTEES OF THE BOARD

     During the year ended December 31, 2003, the Board of Directors of the Company held one meeting and the Board of Directors of the Bank held 15 meetings. All incumbent directors attended at least 75% of the total number of meetings of the Company's Board of Directors and committees of the board on which they serve.

     AUDIT AND COMPLIANCE COMMITTEE. The Board of Directors has established an Audit and Compliance Committee, which recommends to the Board of Directors the independent public accountants to be selected to audit the Company's annual financial statements, evaluates internal accounting controls, reviews the adequacy of the internal audit budget, personnel and plan, and determines that all audits and exams required by law are performed fully, properly, and in a timely fashion. The Audit and Compliance Committee is also responsible for overseeing compliance with the Community Reinvestment Act. The Board of Directors has not adopted a written charter for the Audit Committee. During the fiscal year ended December 31, 2003, the Audit and Compliance Committee held two meetings.

     The Audit and Compliance Committee members are Darrell Mann, Teresa Colditz, James Burrell and Robert Thomas. Although none of the Audit and Compliance Committee members meets the criteria specified under applicable Securities and Exchange Commission ("SEC") regulations for an "audit committee financial expert," the Board believes that each has the financial knowledge, business experience and independent judgment necessary for service on the Audit and Compliance Committee.

CODE OF ETHICS

     The Company has adopted a code of ethics that applies to its principal executive, financial and accounting officers. A copy of the code of ethics may be obtained, without charge, upon written request addressed to Seasons Bank, 336 Blue Ridge Street, Blairsville, Georgia 30512, Attention: Chief Financial Officer. The request may be delivered by letter to the address set forth above or by fax to the attention of the Company's Chief Financial Officer at (706) 745-5593.

ITEM 10.  EXECUTIVE COMPENSATION

COMPENSATION OF EXECUTIVE OFFICERS

     SUMMARY COMPENSATION TABLE. The following table presents the total compensation of the Company paid during fiscal years 2002 and 2003 to its chief executive officer and president. No other executive officers of the Company earned over $100,000 in salary and bonus during fiscal year 2003.

                                        Annual Compensation             Long-Term Compensation
                                  -------------------------------    ---------------------------

                                                         Other       Number of
                                                         Annual      Securities     All Other
                                 Salary      Bonus    Compensation   Underlying  Compensation(1)
Name and Position        Year      ($)        ($)         ($)         Options          ($)
-----------------------  ----  -----------  -------  --------------  ----------  ---------------

John H. Ketner, Jr.,     2003  $ 4,100 (2)  $     0  $            0      30,000
Chief Executive Officer

David K. George,         2003   94,000      $     0  $            0      25,000
President                2002  $72,000 (3)  $     0  $            0           0

(1) We have omitted information on "perks" and other personal benefits because the aggregate value of these items does not meet the minimum amount required for disclosure under the Securities and Exchange Commission's regulations.

(2) Consists of salary paid to Mr. Ketner for his service as chief executive officer from December 14 to December 31, 2003 at an annualized rate of $100,000.

(3) Consists of salary paid to Mr. George for services as president from April 2002 to December 31, 2002 at an annualized rate of $100,000.

     EMPLOYMENT AGREEMENTS.

     JOHN H. KETNER, JR. We have entered into a three-year employment agreement with John H. Ketner, Jr. regarding Mr. Ketner's employment as chief executive officer of Generations Bancshares and Seasons Bank. Under the terms of the agreement, Mr. Ketner will receive a base salary of $100,000 per year, which will increase by 15% for 2005 and 2006. Also, Mr. Ketner shall be entitled to receive annual bonus compensation in an amount equal to 10% of his base salary, as of the first fiscal month that Seasons Bank attains pre-tax profits, and annual bonus compensation in an amount equal to 15% of his base salary, as of the time that Seasons Bank attains cumulative profitability. Seasons Bank will also provide Mr. Ketner with health and life insurance, membership fees to a country club, and an automobile for business and personal use.

     Mr. Ketner's agreement also provides that Generations Bancshares will grant him an incentive stock option to purchase a number of shares equal to 3.28% of the total number of shares of common stock sold in the initial public offering at a purchase price of $10.00 per share. Mr. Ketner's option will be issued under our stock incentive plan and will constitute approximately 21.8% of the shares reserved for issuance under the plan. Mr. Ketner's option will generally become exercisable in equal one-third annual increments over a three-year period beginning on the option grant date.

     At the end of each succeeding year of Mr. Ketner's agreement, the agreement will be extended for an additional day so that the unexpired term is always three years, unless either of the parties to the agreement gives notice of his or its intent not to extend the agreement. We will be obligated to pay Mr. Ketner his base salary for six months if Mr. Ketner becomes permanently disabled.

     We will be obligated to pay Mr. Ketner his base salary for 12 months if one of the following terminating events occurs:

     -    Seasons Bank terminates Mr. Ketner's employment without cause; or
     -    Mr. Ketner terminates his employment for cause.

     Additionally, upon a change of control of Generations Bancshares, Mr. Ketner will be entitled to severance compensation in an amount equal to two times his then effective base salary if Generations Bancshares or its successor terminates his employment other than for cause. Cause for terminating employment is defined in the agreement.

     The agreement also generally provides that, for a period of 12 months following the termination of Mr. Ketner's employment, he will not compete with Seasons Bank in the banking business nor solicit our customers nor our employees. The non-competition and non-solicitation provisions of the agreement apply if Mr. Ketner terminates his employment without cause or in connection with a change of control, or if we terminate his employment with or without cause.

     DAVID K. GEORGE. We have also entered into a three-year employment agreement with David K. George regarding Mr. George's employment as president and senior loan officer of Generations Bancshares and Seasons Bank. Under the terms of the agreement, Mr. George will receive a base salary of $100,000 per year. Also, Mr. George shall be entitled to receive annual bonus compensation in an amount equal to 10% of his base salary, as of the first fiscal month that Seasons Bank attains pre-tax profits, and annual bonus compensation in an amount equal to 15% of his base salary, as of the time that Seasons Bank attains cumulative profitability. Seasons Bank will also provide Mr. George with health and life insurance, membership fees to a country club and an automobile for business and personal use.

     Mr. George's agreement also provides that Generations Bancshares will grant him an incentive stock option to purchase a number of shares equal to 2.5 % of the total number of shares of common stock sold in the initial public offering at a purchase price of $10.00 per share. Mr. George's option will be issued under our stock incentive plan and will constitute approximately 16.7% of the shares reserved for issuance under the plan. Mr. George's option will generally become exercisable in equal one-third annual increments over a three-year period beginning on the option grant date.

     The term, termination, change in control, and noncompetition provisions of Mr. George's agreement are the same as those of Mr. Ketner's agreement.

DIRECTOR COMPENSATION

     Neither the Company nor the Bank will separately compensate its directors for their service as directors until the Bank earns a cumulative profit. Thereafter, the Bank will adopt compensatory policies for its directors that conform to applicable law.

OPTION GRANTS IN FISCAL YEAR 2003

     The following table sets forth information at December 31, 2003, and for the fiscal year then ended, concerning stock options granted to the executive officer listed below. The listed executive officer did not exercise any options to purchase common stock of the Company during 2003. We have not granted any stock appreciation rights, restricted stock or stock incentives other than stock options.

                                             Percent of
                             Number of     Total Options
                            Securities       Granted to
                            Underlying      Employees in   Exercise Price
     NAME                 Options Granted   Fiscal Year       Per Share     Expiration Date
     -------------------  ---------------  --------------  ---------------  ---------------
     John H. Ketner, Jr.           30,000          53.72%  $         10.00  January 2013
     David K. George               22,846          40.91%  $         10.00  January 2013
     Nita Elliott                   3,000           5.37%  $         10.00  January 2013

OPTIONS EXERCISED IN FISCAL YEAR 2003

     No options were exercised by our named executive officers in fiscal year 2003.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION
VALUES

     The following table shows the number of shares underlying stock options held by the executive officers named in the summary compensation table. Also reported are the values for "in-the-money" options which represent the positive spread between the exercise price of any such existing stock options and the year-end price of the Bank's common stock.

                                                   Number of Securities
                                                  Underlying Unexercised     Value of Unexercised In-the-
                                                  Options at December 31,          Money Options at
                                                           2003                    December 31, 2003
                                                ---------------------------------------------------------
                        Shares
                       Acquired       Value
Name                 on Exercise   Realized ($)  Exercisable  Unexercisable  Exercisable   Unexercisable
                         (#)
-------------------  ------------  ------------  -----------  -------------  ------------  --------------

John H. Ketner, Jr.             0             0            0         30,000  $          0  $      150,000
David K. George                 0             0        8,520         14,326  $     42,600  $       71,630
Nita Elliot                     0             0        1,000          2,000  $      5,000  $       10,000


ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth the number of shares of the Company's common stock that, as of March 10, 2004, are beneficially owned by (a) each existing and proposed director of the Company and (b) all executive officers and existing and proposed directors, as a group. The information shown below is based upon information furnished to the Company by the named persons. Unless otherwise indicated, each person is the record owner and has sole voting and investment power with respect to his or her shares. Additionally, the address of each person is 336 Blue Ridge Street, Blairsville, Georgia 30512.

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

                                   NUMBER    PERCENT
NAME                              OF SHARES  OF CLASS            NATURE OF BENEFICIAL OWNERSHIP
--------------------------------  ---------  --------  --------------------------------------------------

John H Ketner, Jr.                      300         *
David K. George                      25,000       3.6  Includes options to purchase 8,520 shares that are
                                                       exercisable within 60 days of the record date.
James L. Burrell, Jr.                20,000       2.2
Teresa L. Colditz                    20,000       2.2
Lon A. Dillard                       25,000       2.7
                                                       Includes options to purchase 1,000 shares that are
Nita Elliott                            500         *  exercisable within 60 days of the record date.
Jeffrey H. Hall                      11,000       1.2
T. Kenneth Kilpatrick                 1,000         *
F. Darrell Mann                      21,571       2.5
Timothy A. Nelson                    39,000       4.3
Robert M. Thomas, Jr.                37,500       4.1
John Mark Turner                     20,085       2.2

ALL DIRECTORS AND EXECUTIVE
OFFICERS AS A GROUP (12 PERSONS)    230,482      24.6

______________________
*    Less than 1% of class


     The following table sets forth information regarding the Company's equity compensation plans under which shares of the Company's common stock are authorized for issuance. The only equity compensation plan maintained by the Company is the Generations Bancshares, Inc. 2001 Stock Incentive Plan.

                                                                                        Number of shares
                                                                                    remaining available for
                           Number of securities to be   Weighted-average exercise  future issuance under the
                             issued upon exercise of            price of                 Plan (excludes
                               outstanding options         outstanding options        outstanding options)
                           ---------------------------  -------------------------  --------------------------
Equity compensation plans
approved by security
holders
                                              137,075                       10.00                      81,229
Equity compensation plans
not approved by security
holders
                                           220,156 (1)                      10.00                          --
Total

______________________
(1)   Each  of  our  organizing  directors devoted substantial time and effort to the activities necessary to organize  the  Company  and  the  Bank.  Additionally,  each  of them agreed to guarantee indebtedness of the
Company.  In  consideration  of  these  efforts  and  in  recognition  of  their financial risks, each of our organizing directors received a warrant to purchase a number of shares of common stock equal to the number of shares  he  or  she  purchased  in  the  offering,  an  aggregate  maximum  of  222,156  shares.

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

ITEM 13.  EXHIBITS, LISTS AND REPORTS ON FORM 8-K

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

   10.2  Form of Lease Agreement by and between Generations Bancshares, Inc. and Elams Mill
         Partners, LLC (leasehold for main office property) (1)

   10.3  Promissory Note dated July 31, 2001 executed by Generations Bancshares, Inc. in favor of
         Nexity Bank and form of Commercial Guaranty (1)

   10.4  Generations Bancshares, Inc. 2001 Stock Incentive Plan (1) (2)

   10.5  Form of Non-Qualified Option and form of an Incentive Stock
         Option(1) (2)

   10.6  Employment Agreement dated as of October 11, 2001 by and among Seasons Bank,
         Generations Bancshares, Inc. and David K. George(1) (2)

   10.7  Employment Agreement dated as of June 3, 2002 by and among Seasons Bank, Generations
         Bancshares, Inc. and David K. George (replacing the Employment Agreement at Exhibit
         10.6)(2) (3)

   10.8  Employment Agreement dated of November 20, 2003 by and among Seasons Bank,
         Generations Bancshares, Inc. and John H. Ketner, Jr. (2)


Exhibit
Number   Exhibit
-------  -------

   10.9  Amendment to Option Agreement by and between Generations Bancshares, Inc. and Elams
         Mill Partners, LLC dated June  5, 2002 (amending the Lease Option Agreement at Exhibit
         10.1)#

   13.1  Generations Bancshares, Inc. Financial Statements as of December 31, 2003

   22.1  Subsidiaries of the Registrant

   24.1  Power of Attorney (appears on the signature pages to the Annual Report on Form 10-KSB)

   31.1  Certification of Chief Executive Officer pursuant to Rule 15d-14(a) of the Exchange Act

   31.2  Certification of Chief Financial Officer pursuant to Rule 15d-14(a) of the Exchange Act

   32.1  Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

   32.2  Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

   99.1  Proxy Statement for 2004 Annual Meeting to be held on May 19, 2004

_________________________
(1) Previously filed as an exhibit to the Registration Statement on Form SB-2 (Registration No. 333-84142), as filed with the SEC on March 12, 2002.
(2)  Indicates a compensatory plan or contract.
(3) Previously filed as an exhibit to Amendment No. 1 to the Registration Statement on Form SB-2 (Registration No. 333-84142), as filed with the SEC on June 10, 2002.

(b)  Reports on Form 8-K filed in the fourth quarter of 2003: None.

           SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE EXCHANGE ACT BY NON-REPORTING ISSUERS.

     The Company plans to provide its audited financial statements to shareholders. The Company's financial statements are included in this Annual Report on Form 10-KSB. See "Part II-Item 7. Financial Statements."

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The following table sets forth the fees billed to the Company for the years ended December 31, 2003 and 2002 by Mauldin & Jenkins, LLC:

                                        2003    2002
                                       -------  -----
           Audit fees                  $24,000  8,539
           Audit-related fees            2,137      0
           Tax fees                      3,000    500
           All other fees                    -      -
                                       -------  -----
                Total Fees             $29,137  9,039
                                       =======  =====

AUDIT FEES

     Audit fees represent fees billed by Mauldin & Jenkins for professional services rendered in connection with the (1) audit of the Company's annual financial statements for 2003 and 2002, and (2) review of the financial statements included in the Company's quarterly filings on Form 10-QSB and annual filings on Form 10-KSB.

AUDIT-RELATED FEES

     Mauldin & Jenkins billed $2,137 for audit-related services during 2003.

TAX FEES

     Tax fees represent the aggregate fees billed in each of the last two fiscal years for professional services rendered by Mauldin & Jenkins for tax compliance, tax advice and tax planning.

ALL OTHER FEES

     Mauldin & Jenkins billed no other fees during 2003 or 2002.

     The fees billed by Mauldin & Jenkins are pre-approved by the Audit Committee of the Company in accordance with the policies and procedures for the Audit Committee. The Audit Committee pre-approves all audit and non-audit services provided by the Company's independent auditors and may not engage the independent auditors to perform any prohibited non-audit services. For 2003, 100% of the fees incurred were pre-approved.

                                   SIGNATURES

     Pursuant  to  the  requirements  of  Section  13 or 15(d) of the Securities
Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   GENERATIONS BANCSHARES, INC.


                                   By:    /s/ John H. Ketner, Jr.
                                          -----------------------
                                          John H. Ketner, Jr.
                                          Chief Executive Officer

                                   Date:  March 29, 2004



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


SIGNATURE                              TITLE                  DATE
---------------------------  --------------------------  --------------

/s/ John H. Ketner, Jr.      Chief Executive Officer     March 29, 2004
---------------------------
John H. Ketner, Jr.*

/s/ David K. George          President                   March 29, 2004
---------------------------
David K. George

/s/ James Leon Burrell, Jr.  Director                    March 29, 2004
---------------------------
James Leon Burrell, Jr.

/s/ Teresa L. Colditz        Director                    March 29, 2004
---------------------------
Teresa L. Colditz


/s/ Nita Elliott             Chief Financial Officer     March 29, 2004
---------------------------
Nita Elliott**

/s/ Lon Allen Dillard        Director                    March 29, 2004
---------------------------
Lon Allen Dillard

/s/ Jeffrey Hollister Hall   Director                    March 29, 2004
---------------------------
Jeffrey Hollister Hall

/s/ Frederick D. Mann        Director                    March 29, 2004
---------------------------
Frederick D. Mann

/s/ T. Kenneth Kilpatrick.   Director                    March 29, 2004
---------------------------
T. Kenneth Kilpatrick

/s/ Timothy A. Nelson        Vice Chairman of the Board  March 29, 2004
---------------------------
Timothy A. Nelson

/s/ Robert M. Thomas, Jr.    Chairman of the Board       March 29, 2004
---------------------------
Robert M. Thomas, Jr.

/s/ John Mark Turner         Director                    March 29, 2004
---------------------------
John Mark Turner

_____________________________
*  Principal executive officer.
** Principal financial and accounting officer.

                                  EXHIBIT INDEX


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

   10.2  Form of Lease Agreement by and between Generations Bancshares, Inc. and Elams Mill
         Partners, LLC (leasehold for main office property) (1)

   10.3  Promissory Note dated July 31, 2001 executed by Generations Bancshares, Inc. in favor of
         Nexity Bank and form of Commercial Guaranty (1)

   10.4  Generations Bancshares, Inc. 2001 Stock Incentive Plan (1) (2)

   10.5  Form of Non-Qualified Option and form of an Incentive Stock
         Option(1) (2)

   10.6  Employment Agreement dated as of October 11, 2001 by and among Seasons Bank,
         Generations Bancshares, Inc. and David K. George(1) (2)

   10.7  Employment Agreement dated as of June 3, 2002 by and among Seasons Bank, Generations
         Bancshares, Inc. and David K. George (replacing the Employment Agreement at Exhibit
         10.6)(2) (3)

   10.8  Employment Agreement dated of November 20, 2003 by and among Seasons Bank,
         Generations Bancshares, Inc. and John H. Ketner, Jr. (2)

   10.9  Amendment to Option Agreement by and between Generations Bancshares, Inc. and Elams
         Mill Partners, LLC dated June  5, 2002 (amending the Lease Option Agreement at Exhibit
         10.1)#

   13.1  Generations Bancshares, Inc. Financial Statements as of December 31, 2003

   22.1  Subsidiaries of the Registrant


Exhibit
Number   Exhibit
-------  -------

   24.1  Power of Attorney (appears on the signature pages to the Annual Report on Form 10-KSB)

   31.1  Certification of Chief Executive Officer pursuant to Rule 15d-14(a) of the Exchange Act

   31.2  Certification of Chief Financial Officer pursuant to Rule 15d-14(a) of the Exchange Act

   32.1  Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

   32.2  Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

   99.1  Proxy Statement for 2004 Annual Meeting to be held on May 19, 2004

_________________________
(1) Previously filed as an exhibit to the Registration Statement on Form SB-2 (Registration No. 333-84142), as filed with the SEC on March 12, 2002.

(2)  Indicates a compensatory plan or contract.

(3) Previously filed as an exhibit to Amendment No. 1 to the Registration Statement on Form SB-2 (Registration No. 333-84142), as filed with the SEC on June 10, 2002.