Form 10QSB
period 2004-03-31
GENERATIONS BANCSHARES INC
filed 2004-05-17
CIK 1168643

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended  MARCH 31, 2004
                                     --------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from __________ to __________

                        COMMISSION FILE NUMBER: 333-84142

                            Seasons Bancshares, Inc.
                            ------------------------
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

                          Generations Bancshares, Inc.
      ---------------------------------------------------------------------
      (Former name, former address and former fiscal year, if changed since last report)


Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         YES [X]  NO [ ]


State the number of shares outstanding of each of the issuer's classes of common equity, as of May 14, 2004: 913,834, $1 par value.

Transitional  Small  Business  Disclosure  Format    Yes      No  X
                                                         ---     ---

                            SEASONS BANCSHARES, INC.
                                 AND SUBSIDIARY

                                      INDEX
                                      -----


                                                                            Page
                                                                            ----

Part  I.  Financial Information
          ---------------------

Item 1.   Financial Statements (unaudited) . . . . . . . . . . . . . . . . . 3-6

Item 2.   Management's Discussion. . . . . . . . . . . . . . . . . . . . . .8-13

Item 3.   Controls and Procedures. . . . . . . . . . . . . . . . . . . . . . .13


Part II.  Other Information
          -----------------

Item 1.   Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . 14

Item 2.   Changes in Securities and Small Business Issuer Purchases
          of Equity Securities. . . . . . . . . . . . . . . . . . . . . . . . 14

Item 3.   Defaults Upon Senior Securities . . . . . . . . . . . . . . . . . . 14

Item 4.   Submission of Matters to a Vote of Security Holders . . . . . . . . 14

Item 5.   Other Information . . . . . . . . . . . . . . . . . . . . . . . . . 14

Item 6.   Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . . . 14

Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 15

PART I - FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS

                             SEASONS BANCSHARES, INC.
                                  AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS
                       MARCH 31, 2004 AND DECEMBER 31, 2003
                                   (UNAUDITED)


                          ASSETS                           2004          2003
                          ------                       ------------  ------------

Cash and due from banks                                $   929,174   $ 1,103,325
Federal funds sold                                         753,000     7,316,000
Securities available-for-sale, at fair value             7,739,150     7,744,671

Loans                                                   27,145,947    19,569,837
Less allowance for loan losses                             340,790       271,000
                                                       ------------  ------------
      Loans, net                                        26,805,157    19,298,837
                                                       ------------  ------------

Premises and equipment                                   2,581,892     2,181,663
Other assets                                               236,157       177,945
                                                       ------------  ------------

      TOTAL ASSETS                                     $39,044,530   $37,822,441
                                                       ============  ============


            LIABILITIES AND STOCKHOLDER'S EQUITY
            ------------------------------------

DEPOSITS
  Noninterest-bearing                                  $ 2,964,722   $ 1,204,313
  Interest-bearing                                      28,994,561    29,301,392
                                                       ------------  ------------
      TOTAL DEPOSITS                                    31,959,283    30,505,705
Other liabilities                                          118,208       154,920
                                                       ------------  ------------
      TOTAL LIABILITIES                                 32,077,491    30,660,625
                                                       ------------  ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDER'S EQUITY
  Preferred stock, no par value; 2,000,000 shares
    authorized; no shares issued and outstanding                 -             -
  Common stock, $1 par value; 10,000,000 shares
    authorized; 913,834 issued and outstanding             913,834       913,834
  Capital surplus                                        8,053,558     8,053,558
  Accumulated deficit                                   (2,028,424)   (1,798,759)
  Accumulated other comprehensive income (loss)             28,071        (6,817)
                                                       ------------  ------------
      TOTAL STOCKHOLDER'S EQUITY                         6,967,039     7,161,816
                                                       ------------  ------------

      TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY       $39,044,530   $37,822,441
                                                       ============  ============

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                               SEASONS BANCSHARES, INC.
                                    AND SUBSIDIARY

             CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                      THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                                     (UNAUDITED)


                                                         2004              2003
                                                   ----------------  ----------------
INTEREST INCOME
    Loans                                          $       418,345   $        34,338
    Taxable securities                                      44,018               483
    Federal funds sold                                      11,344            43,958
                                                   ----------------  ----------------
              TOTAL INTEREST INCOME                        473,707            78,779
                                                   ----------------  ----------------

INTEREST EXPENSE
    Deposits                                               188,366            35,480
    Other borrowings                                             -               421
                                                   ----------------  ----------------
              TOTAL INTEREST EXPENSE                       188,366            35,901
                                                   ----------------  ----------------

              NET INTEREST INCOME                          285,341            42,878
PROVISION FOR LOAN LOSSES                                   75,500            44,000
                                                   ----------------  ----------------
              NET INTEREST INCOME (EXPENSE) AFTER
                PROVISION FOR LOAN LOSSES                  209,841            (1,122)
                                                   ----------------  ----------------

OTHER INCOME
      Service charges, fees and other income                13,877             2,015
                                                   ----------------  ----------------
              TOTAL OTHER INCOME                            13,877             2,015
                                                   ----------------  ----------------

OTHER EXPENSES
    Salaries and employee benefits                         203,683           141,482
    Occupancy and equipment expenses                       103,759            38,263
    Other operating expenses                               145,941           152,348
                                                   ----------------  ----------------
              TOTAL OTHER EXPENSES                         453,383           332,093
                                                   ----------------  ----------------

              NET LOSS BEFORE INCOME TAXES                (229,665)         (331,200)

INCOME TAXES                                                     -                 -
                                                   ----------------  ----------------

              NET LOSS                                    (229,665)         (331,200)
                                                   ----------------  ----------------

OTHER COMPREHENSIVE INCOME :
     Unrealized gains on securities
         available-for-sale arising during period           34,888               128
                                                   ----------------  ----------------


COMPREHENSIVE LOSS                                 $      (194,777)  $      (331,072)
                                                   ================  ================


BASIC AND DILUTED LOSSES PER SHARE                 $         (0.25)  $         (0.36)
                                                   ================  ================

CASH DIVIDENDS PER SHARE                           $             -   $             -
                                                   ================  ================

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                       SEASONS BANCSHARES, INC.
                                            AND SUBSIDIARY

                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                              THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                                              (UNAUDITED)


                                                                      2004                 2003
                                                               -------------------  ------------------
OPERATING ACTIVITIES
    Net loss                                                   $         (229,665)  $        (331,200)
    Adjustments to reconcile net loss to net cash
        used in operating activities:
        Depreciation and amortization                                      28,197                 986
        Provision for loan losses                                          75,500              44,000
        Increase in interest receivable                                   (34,762)            (20,041)
        Increase (decrease) in interest payable                            (8,346)             27,314
        Other operating activities                                        (51,816)            (95,110)
                                                               -------------------  ------------------

              Net cash used in operating activities                      (220,892)           (374,051)
                                                               -------------------  ------------------

INVESTING ACTIVITIES
    Net (increase) decrease in federal funds sold                       6,563,000         (13,286,000)
    Purchases of securities available-for-sale                         (1,000,000)         (1,010,927)
    Proceeds from maturities of securities available-for-sale           1,040,409                   -
    Net increase in loans                                              (7,581,820)         (4,363,238)
    Purchase of premises, equipment and computer software                (428,426)           (227,278)
                                                               -------------------  ------------------

              Net cash used in investing activities                    (1,406,837)        (18,887,443)
                                                               -------------------  ------------------

FINANCING ACTIVITIES
    Net increase in deposits                                            1,453,578          12,337,827
    Proceeds from sale of common stock                                          -           9,138,330
    Advances on line of credit                                                  -               4,500
    Repayment of line of credit                                                 -            (699,359)
    Repayment of organizer advances                                             -             (50,000)
    Stock issue costs                                                           -             (18,806)
                                                               -------------------  ------------------

              Net cash provided by financing activities                 1,453,578          20,712,492
                                                               -------------------  ------------------

Net increase (decrease) in cash and due from banks                       (174,151)          1,450,998

Cash and due from banks, beginning of year                              1,103,325                 978
                                                               -------------------  ------------------

Cash and due from banks, end of period                         $          929,174   $       1,451,976
                                                               ===================  ==================

SUPPLEMENTAL DISCLOSURES
    Cash paid for:
          Interest                                             $          196,712   $           8,587

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                            SEASONS BANCSHARES, INC.
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1.   NATURE OF BUSINESS AND BASIS OF PRESENTATION

          Seasons Bancshares, Inc. (the "Company") was incorporated on October 1, 2001, to operate as a bank holding company. The Company owns 100% of the issued and outstanding capital stock of Seasons Bank (the "Bank"), a bank organized under the laws of the State of Georgia to conduct a general banking business in Blairsville, Union County, Georgia. The Bank commenced operations on January 27, 2003.

          On April 15, 2004 the corporate name changed from Generations Bancshares, Inc. to Seasons Bancshares, Inc.

          The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for a fair statement of results for the interim periods.

          The results of operations for the three month period ended March 31, 2004, are not necessarily indicative of the results to be expected for the full year.

NOTE 2.   CURRENT ACCOUNTING DEVELOPMENTS

          There are no recent accounting pronouncements that have had, or are expected to have, a material effect on the Company's financial statements.

NOTE 3.   STOCK COMPENSATION PLANS

          At March 31, 2004, the Company has two stock-based compensation plans. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based compensation cost is reflected in net loss, as all options and warrants granted under those plans had an exercise price equal to the market value of the underlying stock on the date of grant. The following table illustrates the effect on net loss and losses per share if the Company had applied the fair value recognition provisions of SFAS Statement No. 123, Accounting for Stock-Based Compensation, to stock-based compensation.

                                                           THREE MONTHS ENDED MARCH 31,
                                                           ----------------------------
                                                               2004           2003
                                                           -------------  -------------

          Net loss, as reported                            $   (229,665)  $   (331,200)

          Deduct: Total stock-based compensation
             expense determined under fair value based
             method for all awards                             (296,022)             -
                                                           -------------  -------------
          Pro forma net loss                               $   (525,687)  $   (331,200)
                                                           =============  =============
          Losses per share:
             Basic and diluted - as reported               $       (.25)  $      (0.36)
                                                           =============  =============
             Basic and diluted - pro forma                 $       (.58)  $      (0.36)
                                                           =============  =============

NOTE 4.   LOSSES PER SHARE

          Basic losses per share are computed by dividing net loss by the weighted average number of shares of common stock outstanding. Diluted losses per share are computed by dividing net loss by the sum of the weighted average number of shares of common stock outstanding and potential common shares. Potential common shares consist of stock options and stock warrants. The effect of potential common shares does not have a dilutive effect on losses per share. Weighted average shares outstanding as of March 31, 2004 and 2003 was 913,834, or the number of shares issued in the Company's initial public stock offering.

                    SEASONS BANCSHARES, INC. AND SUBSIDIARY

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

The following is our discussion and analysis of certain significant factors that have affected our financial position and operating results and those of our subsidiary, Seasons Bank, during the periods included in the accompanying financial statements. This commentary should be read in conjunction with the financial statements and the related notes and the other statistical information included in this report.

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

CRITICAL ACCOUNTING POLICIES

We have adopted various accounting policies which govern the application of accounting principles generally accepted in the United States in the preparation of our financial statements. Our significant accounting policies are described in the footnotes to the financial statements at December 31, 2003 as filed in our annual report on Form 10-KSB. Certain accounting policies involve significant judgments and assumptions by us which have a material impact on the carrying value of certain assets and liabilities. We consider these accounting policies to be critical accounting policies. The judgments and assumptions we use are based on historical experience and other factors, which we believe to be reasonable under the circumstances. Because of the nature of the judgments and assumptions we make, actual results could differ from these judgments and estimates which could have a material impact on our carrying values of assets and liabilities and our results of operations.

                    SEASONS BANCSHARES, INC. AND SUBSIDIARY

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

Both we and the regulatory authorities monitor the liquidity of our subsidiary bank on a periodic basis. We have limited historical data for seasonal or other related demands on our liquidity due to our commencing operations on January 27, 2003. However, we believe the liquidity of our bank as of March 31, 2004 is adequate to support the cash flow requirements of its customers.

Requirements by banking regulators include the monitoring of risk-based capital guidelines for banks that are designed to make capital requirements more sensitive to differences in risk profiles and account for off balance sheet items. We substantially exceeded the regulatory minimums on capital requirements and ratios as of March 31, 2004. However, as we continue to grow and the loan portfolio increases, these ratios have and will continue to adjust downward. We monitor these amounts and ratios on a frequent basis. The minimum capital requirements and the actual capital ratios for the company and the bank as of March 31, 2004 are as follows:

                                                     Actual
                                                     ------

                                      Seasons       Seasons    Regulatory
                                 Bancshares, Inc.     Bank    Requirements
                                 -----------------  --------  -------------

     Leverage capital ratio                 17.87%    16.08%          4.00%
     Risk-based capital ratios:
     Core capital                           22.77%    20.49%          4.00%
     Total capital                          22.89%    21.61%          8.00%

OFF-BALANCE SHEET ARRANGEMENTS

Through the operations of our bank, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. At March 31, 2004, we had issued unfunded commitments to extend credit of $4,962,000 through various types of lending arrangements. We evaluate each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate.

If needed, we have the ability on a short-term basis to borrow and purchase federal funds from other financial institutions. At March 31, 2004, we had arrangements with three commercial banks for short-term advances of $4,500,000.

FINANCIAL  CONDITION

Total assets at March 31, 2004 were approximately $39,045,000 as compared to $37,822,000 as of December 31, 2003. Deposit growth during the quarter ended March 31, 2004 of $1,454,000 was invested primarily in loans. During the quarter ended March 31, 2004, our loans grew to $27,146,000. This increase was primarily funded by a decrease in our federal funds sold of $6,563,000 during the first quarter of 2004.

                    SEASONS BANCSHARES, INC. AND SUBSIDIARY

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS


We expect continued growth in assets and liabilities during the remainder of 2004. We will monitor growth and seek to maintain a proper mix of types, maturities, and interest rates. We believe that our current capital and liquidity levels are adequate to support the current growth of the bank.

Our total equity decreased by $195,000 during the quarter ended March 31, 2004, due primarily to the net loss for the quarter of $230,000 off set by unrealized gains in our securities available-for-sale category of $ 35,000.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003

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

Net loss for the three month period ended March 31, 2004 was $230,000. The net loss for the quarter was primarily due to ongoing costs of growing the Bank and the costs of funding our loan loss reserve.

Net loss for the three month period ended March 31, 2003 was $331,000. The net loss for the quarter was primarily due to the costs of commencing operations during the first quarter of 2003.

Our net interest margin was 3.27% for the quarter ended March 31, 2004. Our yield on total earning assets was 4.53% and our cost of funds was 2.54% for the quarter ended March 31, 2004. Our net interest margin was 2.62% for the quarter ended March 31, 2003. Our yield on total earning assets was 3.56% and our cost of funds was 3.10% for the quarter ended March 31, 2003.

Our net interest margin has increased primarily because we have reinvested our lower yielding federal funds sold into higher yielding loans and investments.

The provision for loan losses was $76,000 and $44,000, respectively, as of March 31, 2004 and 2003. The amounts provided are due to loan growth and to our assessment of the inherent risk in the portfolio. Management believes that the $341,000 in the allowance for loan losses at March 31, 2004, or approximately 1.25% of total net outstanding loans, is adequate to absorb known risks in the portfolio. No assurance can be given, however, that increased loan volume, and adverse economic conditions or other circumstances will not result in increased losses in our loan portfolio.

                    SEASONS BANCSHARES, INC. AND SUBSIDIARY

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS


Information with respect to non-accrual, past due and restructured loans at March 31, 2004 is as follows:

                                                                         2004   2003
                                                                         -----  ----
Non-accrual loans                                                        $   0     0
Loans contractually past due ninety days or more as to interest
  or principal payments and still accruing                                   0     0
Restructured loans                                                           0     0
Loans, now current about which there are serious doubts as to the
  ability of the borrower to comply with loan repayment terms                0     0
Interest income that would have been recorded on non-accrual
  and restructured loans under original terms                                0     0
Interest income that was recorded on non-accrual and restructured loans      0     0

Potential problem loans are defined as loans about which we have serious doubts as to the ability of the borrower to comply with the present loan repayment terms and which may cause the loan to be placed on non-accrual status, to become past due more than ninety days, or to be restructured.

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

                     SEASONS BANCSHARES, INC. AND SUBSIDIARY

PART 1. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED)


Information regarding certain loans and allowance for loan loss data through March 31, 2004 and 2003 (Dollars in Thousands) is as follows:

                                                                     2004     2003
                                                                   --------  -------

Average amount of loans outstanding                                $23,144   $2,997
                                                                   ========  =======

Balance of allowance for loan losses at beginning of period        $   271   $    0

Loans charged off
   Commercial and financial                                              4        0
   Real estate mortgage                                                  0        0
   Installment                                                           2        0
                                                                   --------  -------
                                                                         6        0
                                                                   --------  -------

Loans recovered
   Commercial and financial                                              0        0
   Real estate mortgage                                                  0        0
   Installment                                                           0        0
                                                                   --------  -------
                                                                         0        0
                                                                   --------  -------

Net charge-offs                                                          6        0
                                                                   --------  -------

Additions to allowance charged to operating expense during period       76       44

                                                                   --------  -------
Balance of allowance for loan losses at end of period              $   341   $   44
                                                                   ========  =======

Ratio of net loans charged off during the period to
   average loans outstanding                                           .03%       0%
                                                                   ========  =======

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

                     SEASONS BANCSHARES, INC. AND SUBSIDIARY

PART 1. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED)


Other income was approximately $14,000 and $2,000, respectively, for the three months ended March 31, 2004 and 2003. This increase is due to service charge income on deposit accounts, and other miscellaneous income. The increase in service charge income is directly related to the growth of our deposits.

Other expenses increased by $121,000 during the three months ended March 31, 2004 compared to the quarter ended March 31, 2003, due primarily to increased salaries and increased occupancy expense associated with our new banking facility and other items related to the growth of the bank.

Salaries and employee benefits increased $62,000 for the three month period ended March 31, 2004 compared to the same period in 2003, due to staffing requirements needed to manage the Bank's growth. The number of full time equivalent employees was 15 at March 31, 2004 as compared to 12 at March 31, 2003. Occupancy and equipment and other operating expenses increased $59,000 during the three months ended March 31, 2004 compared to the same period during 2003 due primarily to the opening of our permanent main office banking facility during the fourth quarter of 2003. Other operating expenses decreased $6,000 during the three months ended March 31, 2004 compared to the same period during 2003 due primarily to a decrease in printing materials and supply expense.

We will be subject to federal and state income taxes when taxable income is generated. No income taxes have been accrued for the three months ended March 31, 2004 and 2003 because of operating losses incurred to date.

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

ITEM 3. CONTROLS AND PROCEDURES

At the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) that is required to be included in the Company's periodic filings with the Securities and Exchange Commission. There have been no significant changes in the Company's internal controls over financial reporting during the quarter ended March 31, 2004 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                     SEASONS BANCSHARES, INC. AND SUBSIDIARY

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 2. CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

       31.1 Certification of the Chief Executive Officer pursuant to Rule 15d-14(a) of the Exchange Act
       31.2 Certificate of the Chief Financial officer pursuant to Rule 15d-14(a) of the Exchange Act
       32 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 350, as adopted pursuant to
               Section 906 of the Sarbanes-Oxley Act of 2002


(b)  Reports on Form 8-K - None.

                     SEASONS BANCSHARES, INC. AND SUBSIDIARY

                                    SIGNATURE

     In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   SEASONS  BANCSHARES,  INC.
                                   (Registrant)



Date:    May 14, 2004                /s/  John Ketner
       -----------------------     ---------------------------------
                                   John Ketner
                                   Chief Executive Officer
                                   (Principal Executive Officer)


Date:    May 14, 2004                /s/  Nita Elliott
       ----------------------      ---------------------------------
                                   Nita Elliott
                                   Chief Financial Officer
                                   (Principal Accounting Officer)