Form 10QSB
period 2004-06-30
SEASONS BANCSHARES INC
filed 2004-08-16
CIK 1168643

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For  the  quarterly  period  ended     June  30,  2004
                                             -------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For  the  transition  period  from  __________  to  __________

                       Commission File Number:  333-84142

                               Seasons Bancshares, Inc.
         -----------------------------------------------------------------
         (Exact name of small business issuer as specified in its charter)

            Georgia                                             58-2633700
--------------------------------                            --------------------
(State or other jurisdiction of                               (IRS Employer
incorporation  or  organization)                             Identification No.)



                  336 Blue Ridge Street, Blairsville, GA 30512
                  --------------------------------------------
                    (Address of principal executive offices)

                                 (706) 745-5588
                           ---------------------------
                           (Issuer's telephone number)

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

                         YES  [X]    NO  [ ]


State the number of shares outstanding of each of the issuer's classes of common equity, as of August 13, 2004: 913,834, $1 par value.

Transitional  Small  Business  Disclosure  Format    YES       NO   X
                                                        ----       ----

                            SEASONS BANCSHARES, INC.
                                 AND SUBSIDIARY

                                      INDEX
                                      -----

                                                                            Page
                                                                            ----

Part  I.  Financial  Information
          ----------------------

Item  1.  Financial  Statements  (unaudited) . . . . . . . . . . . . . . . . 3-7

Item  2.  Management's  Discussion  and  Analysis. . . . . . . . . . . . . .8-13

Item  3.  Controls  and  Procedures. . . . . . . . . . . . . . . . . . . . . .13


Part  II.  Other  Information
           ------------------

Item  1.  Legal  Proceedings . . . . . . . . . . . . . . . . . . . . . . . . .14

Item  2.  Changes in Securities and Small Business Issuer
          Purchases of Equity Securities . . . . . . . . . . . . . . . . . . .14

Item  3.  Defaults  Upon  Senior  Securities . . . . . . . . . . . . . . . . .14

Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders. . . . .14

Item  5.  Other  Information . . . . . . . . . . . . . . . . . . . . . . . . .14

Item  6.  Exhibits  and  Reports  on  Form  8-K. . . . . . . . . . . . . . . .14

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .15

                         PART I - FINANCIAL INFORMATION
ITEM  I.                      FINANCIAL  STATEMENTS

                            SEASONS BANCSHARES, INC.
                                 AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS
                      JUNE 30, 2004 AND DECEMBER 31, 2003
                                  (Unaudited)


                             ASSETS                       2004          2003
                             ------                   ------------  ------------
Cash and due from banks                               $   672,294   $ 1,103,325
Federal funds sold                                              -     7,316,000
Securities available-for-sale, at fair value            6,779,752     7,744,671
                                                                              -
Loans                                                  33,648,927    19,569,837
Less allowance for loan losses                            424,920       271,000
                                                      ------------  ------------
          Loans, net                                   33,224,007    19,298,837
                                                      ------------  ------------
Premises and equipment                                  2,761,443     2,181,663
Other assets                                              328,406       177,945
                                                      ------------  ------------
          TOTAL ASSETS                                $43,765,902   $37,822,441
                                                      ============  ============


             LIABILITIES AND STOCKHOLDER'S EQUITY
             ------------------------------------

DEPOSITS
    Noninterest-bearing                               $ 2,792,575   $ 1,204,313
    Interest-bearing                                   34,063,682    29,301,392
                                                      ------------  ------------
          TOTAL DEPOSITS                               36,856,257    30,505,705

Fed funds purchased                                       117,000             -
Other liabilities                                         133,660       154,920
                                                      ------------  ------------
          TOTAL LIABILITIES                            37,106,917    30,660,625
                                                      ------------  ------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDER'S EQUITY
    Preferred stock, no par value; 2,000,000 shares
      authorized; no shares issued and outstanding
    Common stock, $1 par value; 10,000,000 shares
      authorized; 913,834  issued and outstanding         913,834       913,834
    Capital surplus                                     8,053,558     8,053,558
    Accumulated deficit                                (2,184,202)   (1,798,759)
    Accumulated other comprehensive loss                 (124,205)       (6,817)
                                                      ------------  ------------
          TOTAL STOCKHOLDER'S EQUITY                    6,658,985     7,161,816
                                                      ------------  ------------
          TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY  $43,765,902   $37,822,441
                                                      ============  ============


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                                  SEASONS BANCSHARES, INC.
                                                     AND SUBSIDIARY

                             CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                      THREE MONTHS ENDED JUNE 30, 2004 AND 2003
                                     AND SIX MONTHS ENDED JUNE 30, 2004 AND 2003

                                                       (Unaudited)


                                                              THREE MONTHS      THREE MONTHS       SIX MONTHS        SIX MONTHS
                                                             ENDED JUNE 30,    ENDED JUNE 30,    ENDED JUNE 30,    ENDED JUNE 30,
                                                                  2004              2003              2004              2003
                                                            ----------------  ----------------  ----------------  ----------------
INTEREST INCOME
    Loans                                                   $       541,699   $       163,257   $       960,044   $       197,595
    Taxable securities                                               43,370            17,026            87,388            17,509
    Federal funds sold                                                  799            29,395            12,143            73,353
                                                            ----------------  ----------------  ----------------  ----------------
              TOTAL INTEREST INCOME                                 585,868           209,678         1,059,575           288,457
                                                            ----------------  ----------------  ----------------  ----------------
INTEREST EXPENSE
    Deposits                                                        189,472           100,967           377,838           136,447
    Other borrowings                                                  1,213                 -             1,213               421
                                                            ----------------  ----------------  ----------------  ----------------
              TOTAL INTEREST EXPENSE                                190,685           100,967           379,051           136,868
                                                            ----------------  ----------------  ----------------  ----------------
              NET INTEREST INCOME                                   395,183           108,711           680,524           151,589
PROVISION FOR LOAN LOSSES                                            96,000            91,000           171,500           135,000
                                                            ----------------  ----------------  ----------------  ----------------
              NET INTEREST INCOME
                 AFTER PROVISION FOR LOAN LOSSES                    299,183            17,711           509,024            16,589
                                                            ----------------  ----------------  ----------------  ----------------
OTHER INCOME
    Service charges on deposit accounts                              17,292             3,956            27,633             5,536
    Other operating income                                            2,675             2,556             6,211             2,991
                                                            ----------------  ----------------  ----------------  ----------------
              TOTAL OTHER INCOME                                     19,967             6,512            33,844             8,527
                                                            ----------------  ----------------  ----------------  ----------------
OTHER EXPENSES
    Salaries and other employee benefits                            207,031           175,550           410,714           317,032
    Occupancy and equipment expenses                                106,441            35,203           210,200            73,466
    Professional fees                                                35,013            31,746            50,163            43,603
    Other operating expenses                                        126,443            92,168           257,234           232,659
                                                            ----------------  ----------------  ----------------  ----------------
              TOTAL OTHER EXPENSES                                  474,928           334,667           928,311           666,760
                                                            ----------------  ----------------  ----------------  ----------------
              LOSS  BEFORE INCOME TAXES                            (155,778)         (310,444)         (385,443)         (641,644)

INCOME TAX EXPENSE                                                        -                 -                 -                 -

              NET LOSS                                             (155,778)         (310,444)         (385,443)         (641,644)
                                                            ----------------  ----------------  ----------------  ----------------
OTHER COMPREHENSIVE INCOME
    Unrealized gains (losses) on securities available-for-
      sale arising during period                                   (152,276)           26,755          (117,388)           26,883
                                                            ----------------  ----------------  ----------------  ----------------
              COMPREHENSIVE LOSS                            $      (308,054)  $      (283,689)  $      (502,831)  $      (614,761)
                                                            ================  ================  ================  ================
BASIC AND DILUTED LOSSES PER  SHARE                         $         (0.17)  $         (0.34)  $         (0.42)  $         (0.70)
                                                            ================  ================  ================  ================
CASH DIVIDENDS PER SHARE                                    $             -   $             -   $             -   $             -
                                                            ================  ================  ================  ================
SEE NOTES TO CONSOLIDATED FINANCIAL
Statements.

                            SEASONS BANCSHARES, INC.
                                 AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                                  (Unaudited)


                                                                   2004            2003
                                                               -------------  -------------
OPERATING ACTIVITIES
    Net loss                                                   $   (385,443)  $   (641,644)
    Adjustments to reconcile net loss to net cash
        used in operating activities:
        Depreciation                                                 69,125          4,446
        Provision for loan losses                                    96,000        135,000
        Increase in interest receivable                             (70,185)       (73,270)
        Increase in interest payable                                  1,575         50,559
        Net other operating activities                              (59,611)       (52,670)
                                                               -------------  -------------
              Net cash used in operating activities                (348,539)      (577,579)
                                                               -------------  -------------
INVESTING ACTIVITIES
    Purchases of securities available-for-sale                   (1,396,271)    (5,005,971)
    Proceeds from maturities of securities available-for-sale     2,243,802              -
    Net (increase) decrease in federal funds sold                 7,316,000     (7,120,000)
    Purchase of Federal Home Loan Bank Stock                        (43,500)             -
    Net increase in loans                                       (14,021,170)   (10,726,240)
    Purchase of premises and equipment                             (648,905)      (473,001)
                                                               -------------  -------------
              Net cash used in investing activities              (6,550,044)   (23,325,212)
                                                               -------------  -------------
FINANCING ACTIVITIES
    Net increase in deposits                                      6,350,552     16,886,401
    Net increase in federal funds purchased                         117,000              -
    Proceeds from sale of common stock                                    -      9,138,330
    Proceeds from line of credit                                          -          4,500
    Repayment of lines of credit                                          -       (699,359)
    Repayment of organizer advances                                       -        (50,000)
    Stock issue costs                                                     -        (18,806)
                                                               -------------  -------------

              Net cash provided by financing activities           6,467,552     25,261,066
                                                               -------------  -------------
Net increase (decrease) in cash and due from banks                 (431,031)     1,358,275

Cash and due from banks at beginning of period                    1,103,325            978
                                                               -------------  -------------
Cash and due from banks at end of period                       $    672,294   $  1,359,253
                                                               =============  =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
    Cash paid for:
          Interest                                             $    377,476   $     86,309


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

          The results of operations for the three and six month period ended June 30, 2004, are not necessarily indicative of the results to be expected for the full year.

NOTE 2.   CURRENT  ACCOUNTING  DEVELOPMENTS

          There are no recent accounting pronouncements that have had, or are expected to have, a material effect on the Company's financial statements.

NOTE 3.   STOCK  COMPENSATION  PLANS

          At June 30, 2004, the Company has two stock-based compensation plans. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based compensation cost is reflected in net loss, as all options and warrants granted under those plans had an exercise price equal to the market value of the underlying stock on the date of grant. The following table illustrates the effect on net loss and losses per share if the Company had applied the fair value recognition provisions of SFAS Statement No. 123, Accounting for Stock-Based Compensation, to stock-based compensation.

                                                SIX MONTHS ENDED JUNE 30,
                                              ------------------------------
                                                   2004            2003
                                              --------------  --------------

Net loss, as reported                         $    (385,443)  $    (641,644)

Deduct: Total stock-based compensation
   expense determined under fair value based
   method for all awards                           (296,022)              -
                                              --------------  --------------
Pro forma net loss                            $    (681,465)  $    (641,644)
                                              ==============  ==============
Losses per share:
Basic and diluted - as reported               $        (.42)  $       (0.70)
                                              ==============  ==============
Basic and diluted - pro forma                 $        (.75)  $       (0.70)
                                              ==============  ==============


NOTE 4.   LOSSES  PER  SHARE

          Basic losses per share are computed by dividing net loss by the weighted average number of shares of common stock outstanding. Diluted losses per share are computed by dividing net loss by the sum of the weighted average number of shares of common stock outstanding and potential common shares. Potential common shares consist of stock options and stock warrants. The effect of potential common shares does not have a dilutive effect on losses per share. Weighted average shares outstanding as of June 30, 2004 and 2003 was 913,834, or the number of shares issued in the Company's initial public stock offering.

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

Both we and the regulatory authorities monitor the liquidity of our subsidiary bank on a periodic basis. We have limited historical data for seasonal or other related demands on our liquidity due to our commencing operations on January 27, 2003. However, we believe the liquidity of our bank as of June 30, 2004 is adequate to support the cash flow requirements of its customers. We will continue to monitor and make adjustments as deemed necessary.

Requirements by banking regulators include the monitoring of risk-based capital guidelines for banks that are designed to make capital requirements more sensitive to differences in risk profiles and account for off balance sheet items. We substantially exceeded the regulatory minimums on capital requirements and ratios as of June 30, 2004. However, as we continue to grow and the loan portfolio increases, these ratios have and will continue to adjust downward. We monitor these amounts and ratios on a frequent basis. The minimum capital requirements and the actual capital ratios for the company and the bank as of June 30, 2004 are as follows:

                                                       Actual
                                                       ------

                                        Seasons       Seasons    Regulatory
                                   Bancshares, Inc.     Bank    Requirements
                                   -----------------  --------  -------------
       Leverage capital ratio                 16.46%    14.83%          4.00%
       Risk-based capital ratios:
       Core capital                           19.28%    17.37%          4.00%
       Total capital                          20.49%    18.58%          8.00%

The company has entered into a contract to purchase property in Blue Ridge, Georgia in the amount of $300,000 for a potential full service branch office.

OFF-BALANCE SHEET ARRANGEMENTS

Through the operations of our company, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. At June 30, 2004, we had issued unfunded commitments to extend credit of $4,771,000 through various types of lending arrangements. We evaluate each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate.

If needed, we have the ability on a short-term basis to borrow and purchase federal funds from other financial institutions. At June 30, 2004, we had arrangements with three commercial banks for short-term advances of $4,500,000. In addition, we have been approved for a line of credit with FHLB Atlanta for advances which will be secured by residential 1-4 family first mortgages.

FINANCIAL CONDITION

Total assets at June 30, 2004 were approximately $43,766,000 as compared to $37,822,000 as of December 31, 2003. Deposit growth during the six months ended June 30, 2004 of $6,350,000 was invested primarily in loans. During the six months ended June 30, 2004, our loans grew to $33,649,000. This increase was primarily funded by a decrease in our federal funds sold of $7,316,000, purchasing federal funds of $117,000, and deposit growth of $6,350,000 which included CD's obtained through Qwickrate, an internet service. These deposits are readily obtainable at rates not significantly different from rates that we pay on deposits in our local market.

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

Our total equity decreased by $503,000 during the six months ended June 30, 2004, due to the net loss for the six months of $385,000 and unrealized losses in our securities available- for- sale category of $ 118,000.

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2004 AND 2003

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

Net loss for the three and six month period ended June 30, 2004 was $156,000 and $385,000 respectively, compared to a net loss of $310,000 and $642,000 respectively, for the three and six month periods ended June 30, 2003. The decrease in the net loss is primarily due to an increase in interest earning asset increases, primarily loan growth.

Our net interest income increased by $286,000 and $529,000 for the second quarter and first six months of 2004, respectively, as compared to the same period in 2003. Our net interest margin was 3.73% for the six months ended June 30, 2004. Our yield on total earning assets was 5.80% and our cost of funds was 2.48% for the six months ended June 30, 2004. Our net interest margin was 2.57% for the six month ended June 30, 2003. Our yield on total earning assets was 3.62% and our cost of funds was 2.91% for the six months ended June 30, 2003. Our net interest margin has increased primarily due to reinvesting our lower yielding federal funds sold into higher yielding loans during 2004.

The provision for loan losses was $171,500 and $135,000, respectively, as of June 30, 2004 and 2003. The amounts provided are due to loan growth and to our assessment of the inherent risk in the portfolio. Management believes that the $425,000 in the allowance for loan losses at June 30, 2004, or approximately 1.26% of total net outstanding loans, is adequate to absorb known risks in the portfolio. No assurance can be given, however, that increased loan volume, and adverse economic conditions or other circumstances will not result in increased losses in our loan portfolio.

                    SEASONS BANCSHARES, INC. AND SUBSIDIARY

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

Information with respect to non-accrual, past due and restructured loans at June 30, 2004 and 2003 is as follows:

                                                                          2004    2003
                                                                         -------  ----

Non-accrual loans                                                              0     0
Loans contractually past due ninety days or more as to interest
  or principal payments and still accruing                               140,000     0
Restructured loans                                                             0     0
Loans, now current about which there are serious doubts as to the
  ability of the borrower to comply with loan repayment terms                  0     0
Interest income that would have been recorded on non-accrual
  and restructured loans under original terms                                  0     0
Interest income that was recorded on non-accrual and restructured loans        0     0


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

                     SEASONS BANCSHARES, INC. AND SUBSIDIARY

PART 1. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED)

                                                                     2004     2003
                                                                   --------  -------
Average amount of loans outstanding                                $26,750   $7,757
                                                                   --------  -------
Balance of allowance for loan losses at beginning of period        $   271   $    0

Loans charged off
  Commercial and financial                                              14        0
  Real estate mortgage                                                   0        0
  Installment                                                            4        0
                                                                   --------  -------
                                                                        18        0
                                                                   --------  -------

Loans recovered
  Commercial and financial                                               0        0
  Real estate mortgage                                                   0        0
  Installment                                                            0        0
                                                                   --------  -------
                                                                         0        0
                                                                   --------  -------

Net charge-offs                                                         18        0
                                                                   --------  -------
Additions to allowance charged to operating expense during period      172      135

Balance of allowance for loan losses at end of period              $   425   $  135
                                                                   ========  =======

Ratio of net loans charged off during the period to
  average loans outstanding                                            .07%      .0%
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

                     SEASONS BANCSHARES, INC. AND SUBSIDIARY

PART 1. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED)

Other income increased by $13,000 and $25,000 for the second quarter and first six months of 2004, respectively, as compared to the same period in 2003. This increase is due to service charge income on deposit accounts, and other miscellaneous income. The increase in service charge income is directly related to the growth of our deposits accounts.

Other expenses increased by $140,000 and $262,000, respectively, during the three and six months ended June 30, 2004 compared to the same period in June 30, 2003 due primarily to increased salaries and increased occupancy expense associated with our new banking facility and other items related to the growth of the bank.

Salaries and employee benefits increased $94,000 for the six month period ended June 30, 2004 compared to the same period in 2003, due to staffing requirements needed to manage the Company's growth and to other salary and benefit increases. The number of full time equivalent employees was 14 at June 30, 2004 as compared to 13 at June 30, 2003. Occupancy and equipment and other operating expenses increased $137,000 during the six months ended June 30, 2004 compared to the same period during 2003 due primarily to the opening of our permanent main office banking facility during the fourth quarter of 2003. Other operating expenses increased $31,000 during the six months ended June 30, 2004 compared to the same period during 2003 due primarily to an increase in data processing, professional fees, and expenses related to our overall growth.

We will be subject to federal and state income taxes when taxable income is generated. No income taxes have been accrued for the six months ended June 30, 2004 and 2003 because of operating losses incurred to date.

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

ITEM 3. CONTROLS AND PROCEDURES

At the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) that is required to be included in the Company's periodic filings with the Securities and Exchange Commission. There have been no significant changes in the Company's internal controls over financial reporting during the quarter ended June 30, 2004 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                     SEASONS BANCSHARES, INC. AND SUBSIDIARY

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 2. CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of the stockholders of the Company was held on May 19, 2004. The following items were submitted and voted on:

a. The following Class I directors were elected to serve terms for three years (expiring 2007):

     John H. Ketner, Jr.
     James L. Burrell, Jr.
     Teresa L. Colditz

Set forth below is the number of votes cast for, against, or withheld, as well as the number of abstentions and broker non-votes, with respect to each nominee for office:

                              FOR    AGAINST  WITHHELD  NOT VOTED
                            -------  -------  --------  ---------

     John H. Ketner, Jr.    533,914        0     5,583    374,337
     ---------------------  -------  -------  --------  ---------
     James L. Burrell, Jr.  536,497        0     3,000    374,337
     ---------------------  -------  -------  --------  ---------
     Teresa L. Colditz      536,097        0     3,400    374,337
     ---------------------  -------  -------  --------  ---------

The  terms  of our Class II Directors - Lon A. Dillard, David K. George, Jeffrey
H. Hall and T. Kenneth Kilpatrick - will continue until the 2005 Annual Meeting of Shareholders and upon the election and qualification of their successors. The terms of our other Class III Directors - F. Darrell Mann, Timothy A. Nelson, Robert M. Thomas, Jr. and John Mark Turner - will continue until the 2006 Annual Meeting of Shareholders and upon the election and qualification of their successors.

b.  The  appointment  of  Mauldin  &  Jenkins,  LLC

Set forth below is the number of votes cast for, against, or withheld, as well as the number of abstentions and broker non-votes, with respect for the appointment of Mauldin & Jenkins, LLC as the External Auditor for the company.


          FOR      AGAINST  WITHHELD  NOT VOTED
          -------  -------  --------  ---------

          537,497        0     2,000    374,337
          -------  -------  --------  ---------

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


                                           SEASONS BANCSHARES, INC.
                                           (Registrant)
                                           ------------



Date:  August 13, 2004                       /s/ John H. Ketner, Jr.
       --------------------------          -------------------------------
                                           John H. Ketner, Jr.
                                           Chief Executive Officer
                                           (Principal Executive Officer)


Date:  August 13, 2004                      /s/  Nita Elliott
       --------------------------          -------------------------------
                                           Nita Elliott
                                           Chief Financial Officer
                                           (Principal Accounting Officer)