Form 10QSB
period 2004-09-30
SEASONS BANCSHARES INC
filed 2004-11-15
CIK 1168643

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended  SEPTEMBER 30, 2004
                                     ----------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from __________ to __________

                       COMMISSION FILE NUMBER:  333-84142

                            Seasons Bancshares, Inc.
       -------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

             Georgia                                      58-2633700
-----------------------------------         ------------------------------------
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

                                         N/A
          --------------------------------------------------------------------
               (Former name, former address and former fiscal year, if
                            changed since last report)


Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 YES  [X]  NO  [ ]


State the number of shares outstanding of each of the issuer's classes of common equity, as of November 12, 2004: 913,834, $1 par value.

Transitional Small Business Disclosure Format     Yes  [ ]  No  [X]

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

Item 2.     Management's Discussion and Analysis . . . . . . . . . . . . .7-12

Item 3.     Controls and Procedures . . . . . . . . . . . . . . . . . . . . 13


Part II. Other Information
         -----------------

Item 1.     Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . 14

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds . . 14

Item 3.     Defaults Upon Senior Securities . . . . . . . . . . . . . . . . 14

Item 4.     Submission of Matters to a Vote of Security Holders . . . . . . 14

Item 5.     Other Information . . . . . . . . . . . . . . . . . . . . . . . 14

Item 6.     Exhibits . . . . . . . . . . . . . . . . . .  . . . . . . . . . 14

Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 15

                           PART I - FINANCIAL INFORMATION
ITEM I.                        FINANCIAL STATEMENTS

                           CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 2004 AND DECEMBER 31, 2003
                                   (UNAUDITED)

                   ASSETS                                 2004          2003
                   ------                             ------------  ------------
Cash and due from banks                               $   759,613   $ 1,103,325
Federal funds sold                                         10,000     7,316,000
Securities available-for-sale, at fair value            6,748,492     7,744,671
Restricted equity securities, at cost                      75,000             -

Loans                                                  39,868,607    19,569,837
Less allowance for loan losses                            504,053       271,000
                                                      ------------  ------------
        Loans, net                                     39,364,554    19,298,837
                                                      ------------  ------------

Premises and equipment                                  2,731,670     2,181,663
Other assets                                              359,319       177,945
                                                      ------------  ------------

        TOTAL ASSETS                                  $50,048,648   $37,822,441
                                                      ============  ============

          LIABILITIES AND STOCKHOLDER'S EQUITY
          ------------------------------------

DEPOSITS
    Noninterest-bearing                               $ 2,618,415   $ 1,204,313
    Interest-bearing                                   40,602,341    29,301,392
                                                      ------------  ------------
        TOTAL DEPOSITS                                 43,220,756    30,505,705

Other liabilities                                         173,492       154,920
                                                      ------------  ------------
        TOTAL LIABILITIES                              43,394,248    30,660,625
                                                      ------------  ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDER'S EQUITY
    Preferred stock, no par value; 2,000,000 shares
      authorized; no shares issued and outstanding
    Common stock, $1 par value; 10,000,000 shares
      authorized; 913,834  issued and outstanding         913,834       913,834
    Capital surplus                                     8,053,558     8,053,558
    Accumulated deficit                                (2,288,170)   (1,798,759)
    Accumulated other comprehensive loss                  (24,822)       (6,817)
                                                      ------------  ------------
        TOTAL STOCKHOLDER'S EQUITY                      6,654,400     7,161,816

                                                      ------------  ------------
        TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY    $50,048,648   $37,822,441
                                                      ============  ============

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                             SEASONS BANCSHARES, INC.
                                                 AND SUBSIDIARY

                             CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                    THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                  AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                                    (UNAUDITED)

                                                                                       NINE MONTHS      NINE MONTHS
                                                   THREE MONTHS      THREE MONTHS         ENDED            ENDED
                                                  ENDED SEPT 30,    ENDED SEPT 30,    SEPTEMBER 30,    SEPTEMBER 30,
                                                       2004              2003             2004             2003
                                                 ----------------  ----------------  ---------------  ---------------
INTEREST INCOME
  Loans                                          $       620,001   $       239,077   $    1,580,045   $      436,672
  Taxable securities                                      44,747            32,728          132,135           50,237
  Federal funds sold                                         880            17,808           13,023           91,161
                                                 ----------------  ----------------  ---------------  ---------------
      TOTAL INTEREST INCOME                              665,628           289,613        1,725,203          578,070
                                                 ----------------  ----------------  ---------------  ---------------

INTEREST EXPENSE
  Deposits                                               228,678           147,263          606,516          283,710
  Other borrowings                                         3,996                 -            5,209              421
                                                 ----------------  ----------------  ---------------  ---------------
      TOTAL INTEREST EXPENSE                             232,674           147,263          611,725          284,131
                                                 ----------------  ----------------  ---------------  ---------------

      NET INTEREST INCOME                                432,954           142,350        1,113,478          293,939
PROVISION FOR LOAN LOSSES                                 82,000           101,000          253,500          236,000
                                                 ----------------  ----------------  ---------------  ---------------
      NET INTEREST INCOME
        AFTER PROVISION FOR LOAN LOSSES                  350,954            41,350          859,978           57,939
                                                 ----------------  ----------------  ---------------  ---------------

OTHER INCOME
  Service charges on deposit accounts                     25,173             7,655           52,806           13,191
  Other operating income                                   4,911             1,087           11,122            4,077
                                                 ----------------  ----------------  ---------------  ---------------
      TOTAL OTHER INCOME                                  30,084             8,742           63,928           17,268
                                                 ----------------  ----------------  ---------------  ---------------

OTHER EXPENSES
  Salaries and other employee benefits                   232,537           146,719          643,251          463,752
  Occupancy and equipment expenses                       109,414            55,175          319,614          128,641
  Professional fees                                       22,491            32,493           72,654           76,096
  Other operating expenses                               120,564            74,952          377,798          307,609
                                                 ----------------  ----------------  ---------------  ---------------
      TOTAL OTHER EXPENSES                               485,006           309,339        1,413,317          976,098
                                                 ----------------  ----------------  ---------------  ---------------

      LOSS  BEFORE INCOME TAXES                         (103,968)         (259,247)        (489,411)        (900,891)

INCOME TAX EXPENSE                                             -                 -                -                -
                                                 ----------------  ----------------  ---------------  ---------------

      NET LOSS                                          (103,968)         (259,247)        (489,411)        (900,891)
                                                 ----------------  ----------------  ---------------  ---------------

OTHER COMPREHENSIVE INCOME (LOSS)
  Unrealized gains (losses) on securities
    available-for-sale arising during period              99,383           (34,887)         (18,005)          (8,004)
                                                 ----------------  ----------------  ---------------  ---------------

      COMPREHENSIVE LOSS                         $        (4,585)  $      (294,134)  $     (507,416)  $     (908,895)
                                                 ================  ================  ===============  ===============

BASIC AND DILUTED LOSSES PER  SHARE              $         (0.11)  $         (0.28)  $        (0.54)  $        (0.99)
                                                 ================  ================  ===============  ===============

CASH DIVIDENDS PER SHARE                         $             -   $             -   $            -   $            -
                                                 ================  ================  ===============  ===============

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  SEASONS BANCSHARES, INC.
                                       AND SUBSIDIARY

                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                       NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                        (UNAUDITED)


                                                                   2004           2003
                                                               -------------  -------------
OPERATING ACTIVITIES
  Net loss                                                     $   (489,411)  $   (900,891)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Depreciation                                                    101,127          8,461
    Provision for loan losses                                       253,500        236,000
    Increase in interest receivable                                (117,323)       (89,484)
    Increase in interest payable                                     12,151         63,476
    Net other operating activities                                  (57,629)       (21,252)
                                                               -------------  -------------

        Net cash used in operating activities                      (297,585)      (703,690)
                                                               -------------  -------------

INVESTING ACTIVITIES
  Purchases of securities available-for-sale                     (1,396,271)    (7,339,770)
  Proceeds from maturities of securities available-for-sale       2,374,444              -
  Net increase (decrease)  in federal funds sold                  7,306,000    (10,924,000)
  Purchase of Federal Home Loan Bank Stock                          (75,000)             -
  Net increase in loans                                         (20,319,217)   (14,712,742)
  Purchase of premises and equipment                               (651,134)    (1,265,000)
                                                               -------------  -------------

        Net cash used in investing activities                   (12,761,178)   (34,241,512)
                                                               -------------  -------------

FINANCING ACTIVITIES
  Net increase in deposits                                       12,715,051     27,370,872
  Proceeds from sale of common stock                                      -      9,138,330
  Proceeds from line of credit                                            -          4,500
  Repayment of lines of credit                                            -       (699,359)
  Repayment of organizer advances                                         -        (50,000)
  Stock issue costs                                                       -        (18,806)
                                                               -------------  -------------

        Net cash provided by financing activities                12,715,051     35,745,537
                                                               -------------  -------------

Net increase (decrease) in cash and due from banks                 (343,712)       800,335

Cash and due from banks at beginning of period                    1,103,325            978
                                                               -------------  -------------

Cash and due from banks at end of period                       $    759,613   $    801,313
                                                               =============  =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash paid for:
     Interest                                                  $    599,574   $    220,655

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

          The results of operations for the three and nine month period ended September 30, 2004, are not necessarily indicative of the results to be expected for the full year.

NOTE  2.  CURRENT  ACCOUNTING  DEVELOPMENTS

          There are no recent accounting pronouncements that have had, or are expected to have, a material effect on the Company's financial statements.

NOTE  3.  STOCK  COMPENSATION  PLANS

          At September 30, 2004, the Company has two stock-based compensation plans. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based compensation cost is reflected in net loss, as all options and warrants granted under those plans had an exercise price equal to the market value of the underlying stock on the date of grant. The following table illustrates the effect on net loss and losses per share if the Company had applied the fair value recognition provisions of SFAS Statement No. 123, Accounting for Stock-Based Compensation, to stock-based compensation.

                                                    NINE MONTHS ENDED SEPTEMBER 30,
                                                 -------------------------------------
                                                       2004                2003
                                                 -----------------  ------------------
Net loss, as reported                            $       (489,411)  $        (900,891)
Deduct: Total stock-based compensation
      expense determined under fair value based
      method for all awards                              (296,022)                  -
                                                 -----------------  ------------------
Pro forma net loss                               $       (785,443)  $        (900,891)
                                                 =================  ==================
Losses per share:
    Basic and diluted - as reported              $           (.54)  $            (.99)
                                                 =================  ==================
    Basic and diluted - pro forma                $           (.86)  $            (.99)
                                                 =================  ==================

NOTE 4.   LOSSES PER SHARE

          Basic losses per share are computed by dividing net loss by the weighted average number of shares of common stock outstanding. Diluted losses per share are computed by dividing net loss by the sum of the weighted average number of shares of common stock outstanding and potential common shares. Potential common shares consist of stock options and stock warrants. The effect of potential common shares does not have a dilutive effect on losses per share. Weighted average shares outstanding as of September 30, 2004 and 2003 was 913,834, or the number of shares issued in the Company's initial public stock offering.

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

Both we and the regulatory authorities monitor the liquidity of our subsidiary bank on a periodic basis. We have limited historical data for seasonal or other related demands on our liquidity due to our commencing operations on January 27, 2003. However, we believe the liquidity of our bank as of September 30, 2004 is adequate to support the cash flow requirements of its customers. We will continue to monitor and make adjustments as deemed necessary.

Requirements by banking regulators include the monitoring of risk-based capital guidelines for banks that are designed to make capital requirements more sensitive to differences in risk profiles and account for off balance sheet items. We substantially exceeded the regulatory minimums on capital requirements and ratios as of September 30, 2004. However, as we continue to grow and the loan portfolio increases, these ratios have and will continue to adjust downward. We monitor these amounts and ratios on a frequent basis. The minimum capital requirements and the actual capital ratios for the company and the bank as of September 30, 2004 are as follows:

                                                      Actual
                                                 -----------------

                                   Seasons            Seasons          Regulatory
                              Bancshares, Inc.         Bank           Requirements
                              -----------------  -----------------  -----------------
  Leverage capital ratio                 14.13%             12.73%              4.00%
  Risk-based capital ratios:
  Core capital                           16.56%             14.91%              4.00%
  Total capital                          17.81%             16.16%              8.00%


The company has entered into a contract to purchase property in Blue Ridge, Georgia in the amount of $300,000 for a potential full service branch office.

OFF-BALANCE SHEET ARRANGEMENTS

Through the operations of our company, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. At September 30, 2004, we had issued unfunded commitments to extend credit of $4,432,000 through various types of lending arrangements. We evaluate each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate.

If needed, we have the ability on a short-term basis to borrow and purchase federal funds from other financial institutions. At September 30, 2004, we had arrangements with three commercial banks for short-term advances of $4,500,000. In addition, we have a line of credit with FHLB Atlanta for advances which are secured by residential 1-4 family first mortgages.

FINANCIAL  CONDITION

Total assets at September 30, 2004 were approximately $50,049,000 as compared to $37,822,000 as of December 31, 2003. Deposit growth during the nine months ended September 30, 2004 of $12,715,000 was invested primarily in loans. During the nine months ended September 30, 2004, our loans grew to $39,868,000. This increase was primarily funded by a decrease in federal funds sold of $7,306,000 and deposit growth of $12,715,000 which included CD's obtained through Qwickrate, an internet service. These deposits are readily obtainable at rates not significantly different from rates that we pay on deposits in our local market.
We expect continued growth in assets and liabilities during the remainder of 2004. We will monitor growth and seek to maintain a proper mix of types, maturities, and interest rates. We believe that our current capital and liquidity levels are adequate to support the current growth of the bank.

Our  total  equity  decreased by $507,000 during the nine months ended September
30, 2004, due to the net loss for the nine months of $489,000 and unrealized losses in our securities available- for- sale category of $ 18,000.

                     SEASONS BANCSHARES, INC. AND SUBSIDIARY

PART I.  FINANCIAL  INFORMATION
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS


RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

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

Net loss for the three and nine month period ended September 30, 2004 was $104,000 and $489,000 respectively, compared to a net loss of $259,000 and $901,000 respectively, for the three and nine month periods ended September 30, 2003. The decrease in the net loss is primarily due to an increase in interest earning asset increases, primarily loan growth.

Our net interest income increased by $310,000 and $802,000 for the third quarter and first nine months of 2004, respectively, as compared to the same periods in 2003. Our net interest margin was 3.81% for the nine months ended September 30, 2004. Our yield on total earning assets was 5.90% and our cost of funds was 2.48% for the nine months ended September 30, 2004. Our net interest margin was 2.14% for the nine month ended September 30, 2003. Our yield on total earning assets was 4.22% and our cost of funds was 2.95% for the nine months ended September 30, 2003. Our net interest margin has increased primarily due to reinvesting our lower yielding federal funds sold into higher yielding loans and investments during 2004.

The provision for loan losses was $253,500 and $236,000, respectively, as of September 30, 2004 and 2003. The amounts provided are due to loan growth and to our assessment of the inherent risk in the portfolio. Management believes that the $504,000 in the allowance for loan losses at September 30, 2004, or approximately 1.26% of total net outstanding loans, is adequate to absorb known risks in the portfolio. No assurance can be given, however, that increased loan volume, and adverse economic conditions or other circumstances will not result in increased losses in our loan portfolio.

                     SEASONS BANCSHARES, INC. AND SUBSIDIARY

PART I.  FINANCIAL  INFORMATION
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS


Information with respect to non-accrual, past due and restructured loans at September 30, 2004 and 2003 is as follows:

                                                                           2004     2003
                                                                         --------  -------
Non-accrual loans                                                        $137,000  380,000
Loans contractually past due ninety days or more as to interest
   or principal payments and still accruing                                     1        0
Restructured loans                                                              0        0
Loans, now current about which there are serious doubts as to the
   ability of the borrower to comply with loan repayment terms                  0        0
Interest income that would have been recorded on non-accrual
   and restructured loans under original terms                              5,000    9,000
Interest income that was recorded on non-accrual and restructured loans         0        0

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

                     SEASONS BANCSHARES, INC. AND SUBSIDIARY

PART 1.  FINANCIAL  INFORMATION
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)


Information regarding certain loans and allowance for loan loss data through September 30, 2004 and 2003 (Dollars in Thousands) is as follows:

                                                                     2004      2003
                                                                   --------  --------
Average amount of loans outstanding                                $30,090   $14,708
                                                                   ========  ========

Balance of allowance for loan losses at beginning of period        $    271  $     0
                                                                   --------  --------

Loans charged off
   Commercial and financial                                              15        0
   Real estate mortgage                                                   0        0
   Installment                                                            6        5
                                                                   --------  --------
                                                                         21        5
                                                                   --------  --------

Loans recovered
   Commercial and financial                                               0        0
   Real estate mortgage                                                   0        0
   Installment                                                            0        0
                                                                   --------  --------
                                                                          0        0
                                                                   --------  --------

Net charge-offs                                                          21        5
                                                                   --------  --------

Additions to allowance charged to operating expense during period       254      236

                                                                   --------  --------
Balance of allowance for loan losses at end of period              $    504  $   231
                                                                   ========  ========

Ratio of net loans charged off during the period to
   average loans outstanding                                            .07      .03%
                                                                   ========  ========

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

                     SEASONS BANCSHARES, INC. AND SUBSIDIARY

PART 1.  FINANCIAL  INFORMATION
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)


Other income increased by $21,000 and $47,000 for the third quarter and first nine months of 2004, respectively, as compared to the same periods in 2003. This increase is due to service charge income on deposit accounts, and other miscellaneous income. The increase in service charge income is directly related to the growth of our deposits accounts.

Other expenses increased by $176,000 and $437,000, respectively, during the three and nine months ended September 30, 2004 compared to the same periods in September 30, 2003 due primarily to increased salaries and increased occupancy expense associated with our new banking facility and other items related to the growth of the bank.

Salaries and employee benefits increased $180,000 for the nine month period ended September 30, 2004 compared to the same period in 2003, due to staffing requirements needed to manage the Company's growth and to other salary and benefit increases. The number of full time equivalent employees was 17 at September 30, 2004 as compared to 14 at September 30, 2003. Occupancy and equipment and other operating expenses increased $191,000 during the nine months ended September 30, 2004 compared to the same period during 2003 due primarily to the opening of our permanent main office banking facility during the fourth quarter of 2003. Other operating expenses increased $70,000 during the nine months ended September 30, 2004 compared to the same period during 2003 due primarily to an increase in data processing, professional fees, and expenses related to our overall growth.

We will be subject to federal and state income taxes when taxable income is generated. No income taxes have been accrued for the nine months ended September 30, 2004 and 2003 because of operating losses incurred to date.

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

ITEM 3.   CONTROLS AND PROCEDURES

At the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) that is required to be included in the Company's periodic filings with the Securities and Exchange Commission. There have been no significant changes in the Company's internal controls over financial reporting during the quarter ended September 30, 2004 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                     SEASONS BANCSHARES, INC. AND SUBSIDIARY

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEEDS

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


                                          SEASONS BANCSHARES, INC.
                                          (Registrant)
                                          ------------



Date:     November  15,  2004               /s/  John H. Ketner, Jr.
       -------------------------          --------------------------------
                                          John  H.  Ketner,  Jr.
                                          Chief  Executive  Officer
                                          (Principal Executive Officer)


Date:     November  15,  2004              /s/  Nita  Elliott
       -------------------------         ---------------------------------
                                         Nita  Elliott
                                         Chief  Financial  Officer
                                         (Principal Accounting Officer)