Form 10KSB
period 2004-12-31
SEASONS BANCSHARES INC
filed 2005-03-31
CIK 1168643

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For fiscal year ended DECEMBER 31, 2004
                           -----------------

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from _____________ to _______________

     Commission file number
                            -------------

                            SEASONS BANCSHARES, INC.
                            ------------------------
                 (Name of small business issuer in its charter)


                   GEORGIA                               58-2633700
  ----------------------------------------   ---------------------------------
      (State or other jurisdiction of        (IRS Employer Identification No.)
       incorporation or organization)

   336 BLUE RIDGE STREET, BLAIRSVILLE, GA                   30512
  ----------------------------------------   ---------------------------------
  (Address of Principal Executive Offices)               (Zip Code)


Securities registered pursuant to Section 12(b) of the Act:  NONE.

Securities registered pursuant to Section 12(g) of the Act: COMMON STOCK, PAR VALUE $1.00.

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that registrant was required to file such reports) and (2) has been subject to such filing requirements for past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in a definitive proxy or information statements  incorporated  by  reference  in  Part III of this Form 10-KSB or any
amendment  to  this  Form  10-KSB.   [X]

State  issuer's  revenues  for  its  most  recent  fiscal  year:   $2,624,763
                                                                   ----------

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days: $6,791,180 BASED ON 679,118 SHARES AT $10.00 PER SHARE.

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 913,834 SHARES AS OF MARCH 10, 2005.
                                           ------------------------------------

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Shareholders for the fiscal year ended December 31, 2004 are incorporated by reference into Parts I and II. Portions of the Proxy Statement for the Annual Meeting of Shareholders, scheduled to be held May 18, 2005, are incorporated by reference into Part III.

 Transitional Small Business Disclosure format (check one):   Yes  [ ]   No  [X]

                                TABLE OF CONTENTS


                                                                          PAGE
                                                                         NUMBER
PART I. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       1

  ITEM 1.   DESCRIPTION OF BUSINESS . . . . . . . . . . . . . . . . . .       1

  ITEM 2.   DESCRIPTION OF PROPERTY . . . . . . . . . . . . . . . . . .      13

  ITEM 3.   LEGAL PROCEEDINGS . . . . . . . . . . . . . . . . . . . . .      13

  ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS . . . .      13

PART II . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      13

  ITEM 5.   MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND
            SMALL BUSINESS PURCHASES OF EQUITY SECURITIES . . . . . . .      13

  ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS. . . . . . . . . . . .      13

  ITEM 7.   FINANCIAL STATEMENTS. . . . . . . . . . . . . . . . . . . .      14

  ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
            AND FINANCIAL DISCLOSURE. . . . . . . . . . . . . . . . . .      14

  ITEM 8A.  CONTROLS AND PROCEDURES . . . . . . . . . . . . . . . . . .      14

  ITEM 8B.  OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . .      14

PART III. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      15

  ITEM 9.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT. . . . .      15

  ITEM 10.  EXECUTIVE COMPENSATION. . . . . . . . . . . . . . . . . . .      15

  ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT AND RELATED STOCKHOLDER MATTERS. . . . . . . . .      16

  ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS. . . . . . .      16

  ITEM 13.  EXHIBITS, LISTS AND REPORTS ON FORM 8-K . . . . . . . . . .      16

  ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES. . . . . . . . . . .      18

                                     PART I

ITEM 1.     DESCRIPTION OF BUSINESS

             CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

     Various matters discussed in this Annual Report on Form 10-KSB may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act. Forward-looking statements may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Seasons Bancshares, Inc. ("Seasons Bancshares" or the "Company") or Seasons Bank ("Seasons Bank" or the "Bank") to be materially different from the results described in such forward-looking statements.

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

                            SEASONS BANCSHARES, INC.

     Seasons Bancshares is a Georgia corporation that was incorporated on October 1, 2001 to organize and serve as the holding company for Seasons Bank, a state-chartered bank organized under Georgia law. Seasons Bank is a full-service commercial bank dedicated to providing superior customer service to the individuals and businesses in our community. We believe that local ownership and control allows Seasons Bank to serve customers more efficiently and will aid our growth and success. Seasons Bank emphasizes real estate lending to take advantage of the population growth of Union County and aggressively markets to small- to medium-sized businesses, professional concerns, and individual consumers who are currently undeserved.

                                  SEASONS BANK

GENERAL

     Seasons Bank focuses on community involvement and personal service while providing customers with the financial sophistication and products typically offered by a larger bank. Seasons Bank's lending services emphasize real estate related loans and include consumer loans and commercial loans to small- to medium-sized businesses and professional concerns. Seasons Bank offers a broad array of deposit services including demand deposits, regular savings accounts, money market deposits, certificates of deposit and individual retirement accounts. We also provide additional services including ATM cards, debit cards, travelers' checks, direct deposit, automatic transfers, and Internet banking with on-line bill payment. We intend to offer our services through a variety of delivery systems including automated teller machines and telephone banking.

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

MARKET OPPORTUNITIES

     PRIMARY SERVICE AREA. Seasons Bank's primary service area is Union County, Georgia. We estimate that Seasons Bank will draw most of its customer deposits and conduct most of its lending transactions from and within its primary service area. We also expect to draw additional business from counties contiguous to Union County: Towns County and Fannin County in Georgia and Clay County in North Carolina. In addition, we anticipate establishing a branch office in Fannin County during the first quarter of 2005.

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

     Seasons Bank's loan portfolio is comprised of the following:


     LOAN CATEGORY                            RATIO
     -------------                            ------

     Real estate related loans. . . . . . . .  72.0%
         Commercial real estate . . .  25.5%
         Construction and development  21.5%
         Residential real estate. . .  25.0%
     Commercial loans . . . . . . . . . . . .  24.0%
     Consumer loans . . . . . . . . . . . . .   4.0%

     Based on our executive officers' past lending experience, we believe that, when properly managed and monitored, none of these categories represent a significantly higher risk than the other.

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

     - COMMERCIAL REAL ESTATE. Commercial real estate loan terms generally are limited to five years or less, although payments may be structured on a longer amortization basis. Interest rates may be fixed or adjustable, although rates typically are not fixed for a period exceeding 36 months. Seasons Bank generally charges an origination fee of one percent. We attempt to reduce credit risk on our commercial real estate loans by emphasizing loans on owner-occupied office and retail buildings where the ratio of the loan principal to the value of the collateral as established by independent appraisal does not exceed 80% and net projected cash flow available for debt service equals 120% of the debt service requirement. In addition, Seasons Bank generally requires personal guarantees from the principal owners of the property supported by a review by Seasons Bank's management of the principal owners' personal financial statements. Risks associated with commercial real estate loans include fluctuations in the value of real estate, new job creation trends, tenant vacancy rates and the quality of the borrower's management. Seasons Bank limits its risk by analyzing borrowers' cash flow and collateral value on an ongoing basis.

     - CONSTRUCTION AND DEVELOPMENT LOANS. We make construction and development loans both on a pre-sold and speculative basis. If the borrower has entered into an agreement to sell the property prior to beginning construction, then the loan is considered to be on a pre-sold basis. If the borrower has not entered into an agreement to sell the property prior to beginning construction, then the loan is considered to be on a speculative basis. Construction and development loans are generally made with a term of six to twelve months and interest is paid quarterly. The ratio of the loan principal to the value of the collateral as established by independent appraisal typically will not exceed 75%. Speculative loans are based on the borrower's financial strength and cash flow position. Loan proceeds are disbursed based on the percentage of completion and only after the project has been inspected by an experienced construction lender or third-party inspector. Risks associated with construction loans include fluctuations in the value of real estate and new job creation trends.

     - RESIDENTIAL REAL ESTATE. Seasons Bank's residential real estate loans consists of residential second mortgage loans, residential construction loans and traditional mortgage lending for one to four family residences. We originate and maintain fixed and variable rate mortgages with long-term maturity and balloon payments not exceeding 20 years. The amortization of second mortgages generally does not exceed 15 years and the rates will generally not be fixed for over 60 months. All loans are made in accordance with Seasons Bank's appraisal policy and with the ratio of the loan principal to the value of collateral as established by independent appraisal not exceeding 85%. We expect that these loan-to-value ratios will be sufficient to compensate for fluctuations in real estate market value and to minimize losses that could result from a downturn in the residential real estate market.

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

INVESTMENTS

     In addition to loans, Seasons Bank makes other investments primarily in obligations of the United States or obligations guaranteed as to principal and interest by the United States and other taxable securities. No investment in any of those instruments exceeds any applicable limitation imposed by law or regulation. The Asset/Liability Committee reviews the investment portfolio on an ongoing basis in order to ensure that the investments conform to Seasons Bank's policy as set by the board of directors.

ASSET AND LIABILITY MANAGEMENT

     The Asset/Liability Committee manages Seasons Bank's assets and liabilities and strives to provide a stable, optimized net interest margin, adequate liquidity and a profitable after-tax return on assets and return on equity. The committee conducts these management functions within the framework of written loan and investment policies of Seasons Bank. The committee attempts to maintain a balanced position between rate sensitive assets and rate sensitive liabilities. Specifically, it charts assets and liabilities on a matrix by maturity, effective duration and interest adjustment period and attempts to manage any gaps in maturity ranges.

DEPOSIT SERVICES

     Seasons Bank seeks to establish a broad base of core deposits, including savings accounts, checking accounts, money market accounts, a variety of certificates of deposit and IRA accounts. To attract deposits, Seasons Bank employs an aggressive marketing plan in its overall service area and features a broad product line and competitive rates and services. The primary sources of deposits are residents of, and businesses and their employees located in, Seasons Bank's primary service area. Seasons Bank obtains these deposits through personal solicitation by its officers and directors, direct mail solicitations and advertisements published in the local media.

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

EMPLOYEES

     Seasons Bank has 19 full-time equivalent employees. Seasons Bancshares does not have any employees who are not also employees of Seasons Bank.

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

SEASONS BANCSHARES

     Since the Company owns all of the capital stock of Seasons Bank, it is a bank holding company under the federal Bank Holding Company Act of 1956 (the "BHC Act"). As a result, the Company is primarily subject to the supervision, examination, and reporting requirements of the BHC Act and the regulations of the Board of Governors of the Federal Reserve System (the "Federal Reserve"). As a bank holding company located in Georgia, the Georgia Department of Banking and Finance (the "GDBF") also regulates and monitors all significant aspects of the Company's operations.

     ACQUISITIONS OF BANKS. The BHC Act requires every bank holding company to obtain the Federal Reserve's prior approval before:

     - acquiring direct or indirect ownership or control of any voting shares of any bank if, after the acquisition, the bank holding company will directly or indirectly own or control more than 5% of the bank's voting shares;

     -    acquiring all or substantially all of the assets of any bank; or

     -    merging or consolidating with any other bank holding company.

     Additionally, the BHC Act provides that the Federal Reserve may not approve any of these transactions if it would result in or tend to create a monopoly or, substantially lessen competition or otherwise function as a restraint of trade, unless the anti-competitive effects of the proposed transaction are clearly outweighed by the public interest in meeting the convenience and needs of the community to be served. The Federal Reserve is also required to consider the financial and managerial resources and future prospects of the bank holding companies and banks concerned and the convenience and needs of the community to be served. The Federal Reserve's consideration of financial resources generally focuses on capital adequacy, which is discussed below.

     Under the BHC Act, if adequately capitalized and adequately managed, the Company or any other bank holding company located in Georgia may purchase a bank located outside of Georgia. Conversely, an adequately capitalized and adequately managed bank holding company located outside of Georgia may purchase a bank located inside Georgia. In each case, however, restrictions may be placed on the acquisition of a bank that has only been in existence for a limited amount of time or will result in specified concentrations of deposits. Currently, Georgia law prohibits acquisitions of banks that have been chartered for less than three years. As a result, no bank holding company may acquire control of the Company until after the third anniversary date of the Bank's incorporation.

     CHANGE IN BANK CONTROL. Subject to various exceptions, the BHC Act and the Change in Bank Control Act, together with related regulations, require Federal Reserve approval prior to any person or company acquiring "control" of a bank holding company. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of the bank holding company. Control is refutably presumed to exist if a person or company acquires 10% or more, but less than 25%, of any class of voting securities and either:

     - the bank holding company has registered securities under Section 12 of the Exchange Act; or

     - no other person owns a greater percentage of that class of voting securities immediately after the transaction.

     Our common stock is registered under Section 12 of the Exchange Act. The regulations also provide a procedure for challenging the rebuttable presumption of control.

     PERMITTED ACTIVITIES. A bank holding company is generally permitted under the BHC Act to engage in or acquire direct or indirect control of more than 5% of the voting shares of any company engaged in the following activities:

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

     In addition to the permissible bank holding company activities listed above, a bank holding company may qualify and elect to become a financial holding company, permitting the bank holding company to engage in activities that are financial in nature or incidental or complementary to financial activity. The BHC Act expressly lists the following activities as financial in nature:

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

     SUPPORT OF SUBSIDIARY INSTITUTIONS. Under Federal Reserve policy, the Company is expected to act as a source of financial strength for the Bank and to commit resources to support the Bank. This support may be required at times when, without this Federal Reserve policy, the Company might not be inclined to provide it. In addition, any capital loans made by the Company to the Bank will be repaid only after the Bank's deposits and various other obligations are repaid in full. In the unlikely event of the Company's bankruptcy, any commitment by it to a federal bank regulatory agency to maintain the capital of the Bank will be assumed by the bankruptcy trustee and entitled to a priority of payment.

SEASONS BANK

     The Bank is subject to extensive state and federal banking regulations that impose restrictions on and provide for general regulatory oversight of our operations. These laws are generally intended to protect depositors and not shareholders. The following discussion describes the material elements of the regulatory framework that applies to us.

     Since the Bank is a commercial bank chartered under the laws of the State of Georgia, it is primarily subject to the supervision, examination and reporting requirements of the Federal Deposit Insurance Corporation (the "FDIC") and the GDBF. The FDIC and the GDBF regularly examine the Bank's operations and have the authority to approve or disapprove mergers, the establishment of branches and similar corporate actions. Both regulatory agencies have the power to prevent the continuance or development of unsafe or unsound banking practices or other violations of law. Additionally, the Bank's deposits are insured by the FDIC to the maximum extent provided by law. The Bank is also subject to numerous state and federal statutes and regulations that affect its business, activities and operations.

     BRANCHING. Under current Georgia law, the Bank may open branch offices throughout Georgia with the prior approval of the GDBF. In addition, with prior regulatory approval, the Bank may acquire branches of existing banks located in Georgia. The Bank and any other national or state-chartered bank generally may branch across state lines by merging with banks in other states if allowed by the laws of the applicable state (the foreign state). Georgia law, with limited exceptions, currently permits branching across state lines through interstate mergers.

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

     PROMPT CORRECTIVE ACTION. The FDIC Improvement Act of 1991 establishes a system of prompt corrective action to resolve the problems of undercapitalized financial institutions. Under this system, the federal banking regulators have established five capital categories (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized) in which all institutions are placed. The federal banking agencies have also specified by regulation the relevant capital levels for each of the other categories. At December 31, 2004, the Bank qualified for the well-capitalized category.

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

     FDIC INSURANCE ASSESSMENTS. The FDIC has adopted a risk-based assessment system for insured depository institutions that takes into account the risks attributable to different categories and concentrations of assets and liabilities. The system assigns an institution to one of three capital categories: (1) well capitalized; (2) adequately capitalized; and (3) undercapitalized. These three categories are substantially similar to the prompt corrective action categories described above, with the "undercapitalized" category including institutions that are undercapitalized, significantly undercapitalized, and critically undercapitalized for prompt corrective action purposes. The FDIC also assigns an institution to one of three supervisory subgroups based on a supervisory evaluation that the institution's primary federal regulator provides to the FDIC and information that the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds. Assessments range from 0 to 27 cents per $100 of deposits, depending on the institution's capital group and supervisory subgroup. In addition, the FDIC imposes assessments to help pay off the $780 million in annual interest payments on the $8 billion Financing Corporation bonds issued in the late 1980s as part of the government rescue of the thrift industry. This assessment rate is adjusted quarterly and is set at 1.44 cents per $100 of deposits for the first quarter of 2005.

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

     In addition to the federal and state laws noted above, the Georgia Fair Lending Act ("GAFLA") imposes restrictions and procedural requirements on most mortgage loans made in Georgia, including home equity loans and lines of credit. On August 5, 2003, the Office of the Comptroller of the Currency (the "OCC") issued a formal opinion stating that the entirety of GAFLA is preempted by federal law for national banks and their operating subsidiaries. GAFLA contains a provision that preempts GAFLA as to state banks in the event that the OCC preempts GAFLA as to national banks. Therefore, the Bank is exempt from the requirements of GAFLA.

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

CAPITAL ADEQUACY

     The Company and the Bank are required to comply with the capital adequacy standards established by the Federal Reserve (in the case of the Company) and the FDIC (in the case of the Bank). The Federal Reserve has established a risk-based and a leverage measure of capital adequacy for bank holding companies. Since the Company's consolidated total assets are less than $150 million, under the Federal Reserve's capital guidelines, our capital adequacy is measured on a bank-only basis, as opposed to a consolidated basis. The Bank is also subject to risk-based and leverage capital requirements adopted by the FDIC, which are substantially similar to those adopted by the Federal Reserve for bank holding companies.

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

     The minimum guideline for the ratio of total capital to risk-weighted assets is 8%. Total capital consists of two components, Tier 1 Capital and Tier 2 Capital. Tier 1 Capital generally consists of common stock, minority interests in the equity accounts of consolidated subsidiaries, noncumulative perpetual preferred stock, and a limited amount of qualifying cumulative perpetual preferred stock, less goodwill and other specified intangible assets. Tier 1 Capital must equal at least 4% of risk-weighted assets. Tier 2 Capital generally consists of subordinated debt, other preferred stock, and a limited amount of loan loss reserves. The total amount of Tier 2 Capital is limited to 100% of Tier 1 Capital. At December 31, 2004 the Bank's ratio of total capital to risk-weighted assets was 16.1% and our ratio of Tier 1 Capital to risk-weighted assets was 14.9%.

     In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 Capital to average assets, less goodwill and other specified intangible assets, of 3% for bank holding companies that meet specified criteria, including having the highest regulatory rating and implementing the Federal Reserve's risk-based capital measure for market risk. All other bank holding companies generally are required to maintain a leverage ratio of at least 4%. At December 31, 2004, our leverage ratio was 12.0%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without reliance on intangible assets. The Federal Reserve considers the leverage ratio and other indicators of capital strength in evaluating proposals for expansion or new activities.

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

PAYMENT OF DIVIDENDS

     The Company is a legal entity separate and distinct from the Bank. The principal sources of the Company's cash flow, including cash flow to pay dividends to its shareholders, are dividends that the Bank pays to its sole shareholder, the Company. Statutory and regulatory limitations apply to the Bank's payment of dividends. If, in the opinion of the federal banking regulator, the Bank were engaged in or about to engage in an unsafe or unsound practice, the federal banking regulator could require, after notice and a hearing, that it stop or refrain from engaging in the questioned practice. The federal banking agencies have indicated that paying dividends that deplete a depository institution's capital base to an inadequate level would be an unsafe and unsound banking practice. Under the FDIC Improvement Act of 1991, a depository institution may not pay any dividends if payment would cause it to become undercapitalized or if it already is undercapitalized. Moreover, the federal agencies have issued policy statements that provide that bank holding companies and insured banks should generally only pay dividends out of current operating earnings.

     The GDBF also regulates the Bank's dividend payments and must approve dividend payments that would exceed 50% of the Bank's net income for the prior year. Our payment of dividends may also be affected or limited by other factors, such as the requirement to maintain adequate capital above regulatory guidelines.

     At December 31, 2004, the Bank could not pay cash dividends without prior regulatory approval.

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

     The Bank is also subject to restrictions on extensions of credit to its executive officers, directors, principal shareholders and their related interests. These extensions of credit (1) must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with third parties and (2) must not involve more than the normal risk of repayment or present other unfavorable features.

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

CONSUMER CREDIT REPORTING

     On December 4, 2003, President Bush signed the Fair and Accurate Credit Transactions Act (the "FAIR Act"), amending the federal Fair Credit Reporting Act (the "FCRA"). These amendments to the FCRA (the "FCRA Amendments") became effective in 2004.

     The FCRA Amendments include, among other things:

          - requirements for financial institutions to develop policies and procedures to identify potential identity theft and, upon the request of a consumer, place a fraud alert in the consumer's credit file stating that the consumer may be the victim of identity theft or other fraud;

          - for entities that furnish information to consumer reporting agencies (which would include the Bank), requirements to implement procedures and policies regarding the accuracy and integrity of the furnished information and regarding the correction of previously furnished information that is later determined to be inaccurate; and

          - a requirement for mortgage lenders to disclose credit scores to consumers.

     The FCRA Amendments also prohibit a business that receives consumer information from an affiliate from using that information for marketing purposes unless the consumer is first provided a notice and an opportunity to direct the business not to use the information for such marketing purposes (the "opt-out"), subject to certain exceptions. We do not share consumer information among our affiliated companies for marketing purposes, except as allowed under exceptions to the notice and opt-out requirements. Because no affiliate of the Company is currently sharing consumer information with any other affiliate of the Company for marketing purposes, the limitations on sharing of information for marketing purposes do not have a significant impact on the Company.

ANTI-TERRORISM AND MONEY LAUNDERING LEGISLATION

     The Bank is subject to the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act (the "USA PATRIOT Act"), the Bank Secrecy Act, and rules and regulations of the Office of Foreign Assets Control (the "OFAC"). These statutes and related rules and regulations impose requirements and limitations on specified financial transactions and account relationships, intended to guard against money laundering and terrorism financing. The Bank has established a customer identification program pursuant to Section 326 of the USA PATRIOT Act and the Bank Secrecy Act, and otherwise has implemented policies and procedures to comply with the foregoing rules.

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

EFFECT OF GOVERNMENTAL MONETARY POLICIES

     Our earnings are affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies. The Federal Reserve's monetary policies have had, and are likely to continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy in order, among other things, to curb inflation or combat a recession. The monetary policies of the Federal Reserve affect the levels of bank loans, investments and deposits through its control over the issuance of United States government securities, its regulation of the discount rate applicable to member banks and its influence over reserve requirements to which member banks are subject. We cannot predict the nature or impact of future changes in monetary and fiscal policies.

ITEM 2.     DESCRIPTION OF PROPERTY

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

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS PURCHASES OF EQUITY SECURITIES

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

     On March 10, 2005, the Company had 849 shareholders of record who owned an aggregate of 913,834 shares.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATIONS

     The following discussion describes our results of operations for 2004 and 2003 and also analyzes our financial condition as of December 31, 2004 and 2003. Like most community banks, we derive most of our income from interest we receive on our loans and investments. Our primary source of funds for making these loans and investments is our deposits, on which we pay interest. Consequently, one of the key measures of our success is our amount of net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits. Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities.

     We have included a number of tables to assist in our description of these measures. For example, the "Average Balances" table shows the average balance during 2004 of each category of our assets and liabilities, as well as the yield we earned or the rate we paid with respect to each category. A review of this table shows that our loans typically provide higher interest yields than do other types of interest earning assets, which is why we intend to channel a substantial percentage of our earning assets into our loan portfolio. We also track the sensitivity of our various categories of assets and liabilities to changes in interest rates, and we have included a discussion and tabular illustration of our interest rate sensitivity under "Asset/Liability Management." Finally, we have included a number of tables along with this discussion that provide details about our securities, our loans, and our deposits.

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

EXECUTIVE  SUMMARY

     Our 2004 results were highlighted by loan growth and the improvement in earning asset mix that improved net interest margin. Our critical success factors include management of interest rate risk and credit risk, superior service delivery, and productivity and expense control.

     We are a $54.6 million financial institution with one community banking office located in Blairsville, Union County, Georgia. We gather substantially all of our deposits in this market area. We use these deposits, as well as the proceeds from our initial stock offering, to fund our loan and investment portfolios. We earn interest income on our loans and investments. In addition, we generate non-interest income primarily from deposit services. Our principal non-interest expenses include employee compensation and benefits, occupancy and equipment related costs, technology and other administrative expenses. Our volumes, and accordingly our financial results, are affected by the economic environment, including interest rates, consumer and business confidence and spending, as well as the competitive conditions within our industry.

     For the year ended December 31, 2004, we reported a consolidated net loss of $506,000 compared to a net loss of $1,192,000 for the year ended December 31, 2003. Based upon the number of shares sold in our initial common stock offering or 913,834, the loss per share was $.55 for the year 2004 versus a loss per share of $1.30 for the year 2003. Our net interest income increased in 2004 as we reallocated larger portions of our interest earning assets into our higher yielding loan portfolio. Our operating expenses increased in 2004 as a result of general growth of the company. See "Results of Operations" in this discussion for more details as to the factors, which affect our performance.

     On January 20, 2004, we changed the corporate name of our bank subsidiary from Generations Bank to Seasons Bank. On March 17, 2004 we changed the corporate name of the holding company from Generations Bancshares, Inc. to Seasons Bancshares, Inc.

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

     We believe the allowance for loan losses is a critical accounting policy that requires the most significant judgments and estimates used in preparation of our consolidated financial statements. Refer to Note 1. of our consolidated financial statements which are included in this Annual Report on form 10-KSB for a discussion of our accounting policies for the allowance for loan losses as well as a discussion that addresses our allowance for loan losses and a description of our processes and methodology for determining our allowance for loan losses.

FINANCIAL  CONDITION  AT  DECEMBER  31,  2004  AND  2003

OVERVIEW

     As of December 31, 2004, we had total assets of $54.6 million. To fund the growth in these assets during 2004, we generated $47,780,000 in deposits since the commencement of operations on January 27, 2003. We have invested the proceeds from the deposit growth in federal funds sold (1,094,000), debt securities ($6,617,000), loans ($41,757,000), and premises and equipment ($3,047,000). We expect that loan and deposit growth will be significant during the coming year. This expected growth is not uncommon for de novo banks.

INTEREST-EARNING  ASSETS

     In banking, the predominant interest-earning assets are loans and securities. The proportion of interest earning assets to total assets measures the effectiveness of management's efforts to invest available funds into the most profitable interest-earning assets. The following discussion focuses on loans, the related allowance for loan losses, and securities.

LOANS

     The amount of loans outstanding as of December 31, 2004 and December 31, 2003 are shown in the following table according to the type of loan.

                                             (Dollars in Thousands)
                                                2004        2003
                                             ----------  ---------
  Commercial                                 $   ,197    $  1,373
  Real estate-commercial                       10,927       5,494
  Real estate-construction                      9,297       2,356
  Real estate-mortgage                         10,238       9,287
  Consumer installment loans and other          1,703       1,107
                                             ----------  ---------
                                               42,362      19,617
  Less deferred loan fees                         (66)        (47)
  Less allowance for loan losses                 (539)       (271)
                                             ----------  ---------
          Net loans                          $ 41,757    $ 19,299

     We have 71.9% of our loan portfolio collateralized by real estate located in our primary market area of Union County and surrounding Georgia counties. A breakdown of our real estate loan portfolio is as follows: Our construction and land development loans, which comprise 21.9% of the loan portfolio, consists of loans primarily collateralized by one to four family residential properties. Commercial real estate loans comprise 25.8% of the loan portfolio, and other real estate mortgages total 24.2% of the loan portfolio. We generally require that loans collateralized by real estate not exceed customary collateral values.

     The remaining 28.1% of the loan portfolio consists of commercial, consumer, and other loans. We require collateral commensurate with the repayment ability and creditworthiness of the borrower.

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

     We attempt to reduce these economic and credit risks not only by adhering to loan to value guidelines, but also by investigating the creditworthiness of the borrower and monitoring the borrower's financial position. Also, we establish and periodically review our lending policies and procedures. Banking regulations limit exposure by prohibiting loan relationships that exceed 25% of our bank's statutory capital and surplus, or $1,600,000 as of December 31, 2004.

MATURITIES  AND  SENSITIVITIES  OF  LOANS  TO  CHANGES  IN  INTEREST  RATES

     Total loans as of December 31, 2004 are shown in the following table according to contractual maturity classifications one year or less, after one year through five years, and after five years.

                                          (Dollars in Thousands)
                                                   2004
                                                 -------
Commercial
     One year or less                            $ 7,483
     After one year through five years             2,599
     After five years                                115
                                                 -------
                                                  10,197
  Construction
     One year or less                              8,734
     After one year through five years               563
     After five years                                  -
                                                 -------
                                                   9,297
  Other
     One year or less                             16,039
     After one year through five years             6,350
     After five years                                479
                                                 -------
                                                  22,868

                                                 $42,362
                                                 =======

     The following table summarizes loans at December 31, 2004 and December 31, 2003 with the due dates after one year that have predetermined and floating or adjustable interest rates.

                                          Dollars in Thousands)
                                                   2004
                                                 --------
     Predetermined interest rates                $ 7,169
     Floating or adjustable interest rates         1,132
                                                 -------
                                                 $ 8,301
                                                 ========

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

     In the table below is a listing of certain risk elements in our loan portfolio. It is our policy to discontinue the accrual of interest income when, in the opinion of management, collection of interest becomes doubtful. The collection of interest becomes doubtful when there is a significant deterioration in the financial condition of the borrower and full repayment of principal and interest is not expected unless the loan is both well-secured and in the process of collection.

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

     Information with respect to nonaccrual, past dues, and restructured loans as of December 31, 2004 and 2003 are as follows:

                                                            (Dollars in Thousands)

                                                               2004         2003
                                                           ------------  -----------
Nonaccrual loans                                           $         22  $         0
Loans contractually past due ninety days or more
  as to interest or principal payments and still accruing            20            3
Restructured loans                                                    0            0
Loans, now current about which there are serious
  doubts as to the ability of the borrower to comply
  with loan repayment terms                                           0            0
Interest income that would have been recorded on
  nonaccrual and restructured loans under original terms              5            0
Interest income that was recorded on nonaccrual and
  restructured loans                                                  0            0

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

     The provision for loan losses charged to expense was $303,000 in 2004. The amount provided was due primarily to the growth of the portfolio. Based upon our evaluation of the loan portfolio, we believe the allowance for loan losses is adequate to absorb possible losses on existing loans that may become uncollectible. Our evaluation considers the credit quality of our loan portfolio, underlying collateral values, and current economic conditions that may affect the borrower's ability to repay. As of December 31, 2004, we had nonperforming loans of 22,000. The allowance for loan losses as a percentage of total loans was 1.27%.

     As of December 31, 2004 and 2003, we had made no allocations of our allowance for loan losses to specific categories of loans. Based on our best estimate, the allocation of the allowance for loan losses to types of loans, as of the indicated dates, is as follows:

                                          PERCENT OF LOANS IN            PERCENT OF LOANS IN
                                             EACH CATEGORY                  EACH CATEGORY
                                  AMOUNT      TO TOTAL LOANS     AMOUNT      TO TOTAL LOANS
                                                     (DOLLARS IN THOUSANDS)
                                              2004                             2003
                                 -----------------------------  -----------------------------
Commercial                       $    73                24.10%  $    19                 7.00%
Real estate - commercial              78                25.80        76                28.00
Real estate - construction            66                21.90        33                12.01
Real estate - mortgage                74                24.20       128                47.34
Consumer installment and other        12                 4.00        15                 5.65
                                 -------  --------------------  -------  --------------------
                                 $   303               100.00%  $   271               100.00%
                                 =======  ====================  =======  ====================

SUMMARY  OF  LOAN  LOSS  EXPERIENCE

     The following table summarizes average loan balances for the year determined using the daily average balances during the period of banking operations; changes in the allowance for loan losses arising from loans charged off and recoveries on loans previously charged off; additions to the allowance which have been charged to operating expense; and the ratio of net charge-offs during period to average loans for December 31, 2004 and 2003.

                                                                             DECEMBER 31
                                                                           2004          2003
                                                                         (DOLLARS IN THOUSANDS)
Average amount of loans outstanding                                    $     32,980       9,961
                                                                       =============  ==========
Balance of allowance for loan losses at beginning of period            $        271           -
                                                                       -------------  ----------
Loans charged off, consumer                                                      35           5
                                                                       -------------  ----------
Loans recovered, consumer                                                         -           5
                                                                       -------------  ----------
Net charge-offs                                                                  35           -
                                                                       -------------  ----------
Additions to the allowance charged to operating expense during period           303         271
                                                                       -------------  ----------
Balance of allowance for loan losses at end of period                  $        539         271
                                                                       =============  ==========
Ratio of net loans charged off during the
  period to average loans outstanding                                           .11%          0%
                                                                       =============  ==========

SECURITIES

     The carrying amounts of securities at the dates indicated, which are all classified as available-for-sale, are summarized as follows for the years ending December 31, 2004 and 2003.

                                          DECEMBER 31
                                       2004         2003
                                   ------------  -----------
                                     (DOLLARS IN THOUSANDS)
Debt securities:
    U.S. Agency securities         $      4,960  $     7,007
    Mortgage backed securities            1,657          738
                                   ------------  -----------
                                   $      6,617  $     7,745
                                   ============  ===========

MATURITIES

     The amount of debt securities in each category as of December 31, 2004 are shown in the following table according to contractual maturity classifications
(1) one year or less, (2) after one through five years (3) after five through ten years and (4) greater than ten years.

                                GOVERNMENT AGENCIES         MORTGAGE-BACKED
                                                               SECURITIES

                                 AMOUNT     YIELD(1)     AMOUNT    YIELD (1)(2)
                               ----------  -----------  ---------  ------------
                                           (Dollars in Thousands)
One year or less               $    1,000        2.75%  $       -            -
After one through five years        3,961        2.39%        431         4.50%
After five through ten years            -           -         910         4.50%
Greater than ten years                  -           -         315         5.50%
                               ----------               ---------

                               $    4,961        2.46%  $   1,656         4.69%
                               ==========  ===========  =========  ============

(1) Yields were computed using coupon interest, adding discount accretion or subtracting premium amortization, as appropriate, on a basis over the life of each security.
(2) Yields on state and municipal securities are not stated on a tax-equivalent basis.

INTEREST-BEARING  LIABILITIES

     Our primary source of funds is deposits. Continued enhancement of existing products obtaining certificates of deposit through an Internet Service, and emphasis upon better customer service have fueled the growth in the Company's deposit base. Emphasis has been placed upon attracting both commercial and consumer deposits. It is the Company's intent to expand its deposit base in order to continue to fund asset growth. The following discussion focuses on our deposit base. As of December 31, 2004, we have the ability on a short-term basis to borrow and purchase Federal funds from other financial institutions and borrow from the Federal Home Loan Bank of Atlanta. At December 31, 2004, we had arrangements with three commercial banks for short-term advances of $4,500,000.

DEPOSITS

     Average non-interest bearing deposits in 2004 accounted for 7.26% of average total deposits. We do not expect non-interest bearing funds to be a significant source of funds for us based upon the demographics of our market area.

     Below is a table that summarizes our deposit base for the year ended 2004 and 2003. Average amount of deposits and average rates paid thereon, classified as to noninterest-bearing demand deposits, interest-bearing demand deposits, savings deposits, and time deposits, for the period of operations is presented below.(1)

                                                        PERCENTAGE            PERCENTAGE
                                               AMOUNT   RATES PAID   AMOUNT   RATES PAID
                                                           (DOLLARS IN THOUSANDS)
                                                2004                  2003
                                               -------               -------
Noninterest-bearing demand deposits            $ 2,770          - %  $ 1,025           -%
Interest-bearing demand deposits and savings     8,062        1.08%    3,378         1.83
Time deposits                                   27,325        2.93%   13,435         3.11
                                               -------               -------
  Total deposits                               $38,157                17,838
                                               =======               =======

(1) Average balances were determined using the daily average balances during the year ending December 31, 2004

     The amounts of time certificates of deposit issued in amounts of $100,000 or more as of December 31, 2004 are shown below by category, which is based on time remaining until maturity of (1) three months or less, (2) over three through six months, (3) over six through twelve months, and (4) over twelve months.

                                      (DOLLARS IN THOUSANDS)
                                              2004
                                            --------
Three months or less                        $ 4,770
Over three months through six months          1,501
Over six months through twelve months         6,180
Over twelve months                            7,638
                                            --------
Total                                       $20,089
                                            ========

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

     At December 31, 2004, our capital ratios were considered adequate based on regulatory minimum capital requirements. Our shareholders' equity decreased during 2004 primarily due to the reported net loss of $506,000 and unrealized losses on securities available for sale of $46,000 which has been recorded as a component of accumulated other comprehensive loss in stockholders' equity.

     In the future, the primary source of funds available to us will be the payment of dividends by the Bank. Banking regulations limit the amount of the dividends that may be paid without prior approval of the Bank's regulatory agency. Currently, no dividends can be paid by the Bank to us without regulatory approval.

     The minimum capital requirements to be considered well capitalized under prompt corrective action provisions and the actual capital ratios for the Bank as of December 31, 2004 are as follows:

                                    BANK           REGULATORY
                            CAPITAL PERCENTAGES   REQUIREMENTS
                            --------------------  -------------
Leverage capital ratio                    12.05%          5.00%
Risk-based capital ratios:
Core capital                              14.89%          6.00%
Total capital                             16.13%         10.00%

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

Management is also not aware of any current recommendations by the regulatory authorities that, if they were implemented, would have such an effect.

RETURN  ON  ASSETS  AND  STOCKHOLDERS'  EQUITY

     The following rate of return information for the years ending December 31, 2004 and 2003 indicated is presented below.

                              2004      2003
                            --------  --------
Return on assets (1)        (11.16)%   (4.73)%
Return on equity (2)         (8.12)%  (16.40)%
Dividend payout ratio (3)          -        -
Equity to assets ratio (4)   13.73 %    28.85%

(1)   Net  loss  divided  by  average  total  assets.
(2)   Net  loss  divided  by  average  equity.
(3)   Dividends declared per share of common stock divided by net loss per share
(4)   Average  equity  divided  by  average  total  assets.

OFF  BALANCE  SHEET  ARRANGEMENTS

     Through the operations of the Bank, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. At December 31, 2004, we had issued commitments to extend credit of $5,984,000 through various types of lending arrangements. We evaluate each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary upon extension of credit, is based on our credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate.

     If needed, we have the ability on a short-term basis to borrow and purchase Federal funds from other financial institutions and from the Federal Home Bank of Atlanta. At December 31, 2004, we had arrangements with three commercial banks for short-term advances of $4,500,000.


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

     At December 31, 2004, our cumulative one year interest rate-sensitivity gap ratio was 79%. Our targeted ratio is 80% to 120% in this time horizon. This indicates that our interest-bearing liabilities will reprice during this period at a rate faster than our interest-earning assets. It is our belief that as long as we pay the prevailing market rate on these type of deposits, our liquidity, while not assured, will not be negatively affected.

     The following table sets forth the distribution of the repricing of our interest-earning assets and interest-bearing liabilities as of December 31, 2004, the interest rate-sensitivity gap, the cumulative interest rate-sensitivity gap, the interest rate-sensitivity gap ratio and the cumulative interest rate-sensitivity gap ratio. The table also sets forth the time periods in which interest-earning assets and interest-bearing liabilities will mature or may reprice in accordance with their contractual terms. However, the table does not necessarily indicate the impact of general interest rate movements on the net interest margin as the repricing of various categories of assets and liabilities is subject to competitive pressures and the needs of our customers. In addition, various assets and liabilities indicated as repricing within the same period may in fact, reprice at different times within this period and at different rates.

                                                  After       After
                                                  Three        One
                                                  Months     Year but
                                      Within       but        Within    After
                                       Three      Within       Five      Five
                                      Months     One Year     Years     Years    Total
                                                   (Dollars in Thousands)
Interest-earning assets:
  Federal funds sold                 $  1,094   $       -   $       -   $    -  $  1,094
  Securities                                -       1,000       4,392    1,225     6,617
  Loans                                10,786      12,395      10,424    8,691    42,296
                                     ---------  ----------  ----------  ------  --------

                                       11,880      13,395      14,816    9,916    50,007
                                     ---------  ----------  ----------  ------  --------

Interest-bearing liabilities:
  Interest-bearing demand deposits
    and savings                         7,863           -           -        -     7,863
  Certificates, less than
    $100,000                            3,773       7,707       5,380        -    16,860
  Certificates, $100,000
    and over                            4,770       7,681       7,638        -    20,089
                                     ---------  ----------  ----------  ------  --------

                                       16,406      15,388      13,018        -    44,812
                                     ---------  ----------  ----------  ------  --------

Interest rate sensitivity
  gap                                $ (4,526)  $  (1,993)  $   1,798   $9,916  $  5,195
                                     =========  ==========  ==========  ======  ========
Cumulative interest rate
  sensitivity gap                    $ (4,526)  $  (6,519)  $  (4,721)  $5,195
                                     =========  ==========  ==========  ======
Interest rate sensitivity
  gap ratio                              0.72        0.87        1.14        -
                                     =========  ==========  ==========  ======
Cumulative interest rate
  sensitivity gap ratio                  0.72        0.79        0.89     1.12
                                     =========  ==========  ==========  ======

RESULTS  OF  OPERATIONS  FOR  THE  YEARS  ENDED  DECEMBER  31,  2004  AND  2003

     For the year ended December 31, 2004, we reported a consolidated net loss of $506,000 compared to a net loss of $1,192,000 for the year ended December 31, 2003. The loss per share was $.55 for the year 2004 compared to a loss per share of $1.30 for the year 2003.

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

     The net yield on average interest-earning assets during 2004 was 3.92%. Average loans were $32.9 million, average securities were $7.0 million, and average federal funds sold were $1.8 million. Average interest-bearing liabilities were $35.7 million. During the year, the rate earned on average interest-earning assets was 6.05%, and the rate paid on average interest-bearing liabilities was 2.50%, resulting in a net interest spread of 3.55%. We expect our net interest margins to increase during 2005 as we invest our interest earning assets primarily in loans.

     For 2003, the rate earned on average interest-earning assets was 3.93%, and the rate paid on average interest-bearing liabilities was 2.85%, resulting in a net interest spread of 1.08%.

     The following table sets forth the amount of our interest income and interest expense for each category of average interest-earning assets and average interest-bearing liabilities and the average interest rate for total interest-earning assets and total interest-bearing liabilities, net interest spread and net yield on average interest-earning assets (dollars in thousands).

                                                         For Year Ended                     For Year Ended
                                                       December 31, 2004                   December 31, 2003
                                                 Average      Income/    Yields/     Average      Income/   Yields/
                                               Balances(1)    Expense     Rates    Balances(1)    Expense    Rates
                                               ------------  ----------  --------  ------------  ---------  --------
Cash and non interest
  bearing due from banks                             1,004   $        -       - %          180   $       -        -%
Interest bearing due from banks                          -            -        -         1,811          19     1.03
Federal funds sold                                   1,805           22     1.22         8,137          95     1.16
Taxable securities                                   7,007          177     2.53         4,382          93     2.13
Unrealized losses
  on securities                                        (33)           -        -            (2)          -        -
Loans (2) (3)                                       32,980        2,331     7.07         9,961         787     7.91
Allowance for loan losses                             (408)           -        -          (117)          -        -
Other assets                                         2,976            -        -           842           -
                                               ------------  ----------            ------------  ---------

Total assets                                   $    45,331   $   25,194
                                               ============  ==========

Total interest-earning assets                  $    41,792   $    2,530     6.05%  $    24,291   $     994     3.93%
                                               ============  ==========            ============  =========

Noninterest-bearing demand                           2,770            -        -%        1,025           -        -%
Interest-bearing
  demand and savings                                 8,062           87     1.08         3,378          62     1.83
Time deposits                                       27,325          802     2.93        13,435         418     3.11
                                               ------------  ----------            ------------
      Total deposits                           $    38,157   $   17,838
                                               ------------  ----------
Federal Home Loan
  Bank advances                                        125            2     1.48             -           -        -
Federal funds purchased                                103            2     1.60             -           -        -
Repurchase agreements                                  102            1     1.73             -           -        -
Other liabilities                                      122            -        -            87

Stockholders' equity (4)                             6,722            -                  7,269
                                               ------------                        ------------

Total liabilities and equity                   $    45,331                         $    25,194
                                               ============                        ============

Total interest-bearing liabilities             $    35,717   $      894     2.50%  $    16,813   $     480     2.85%
                                               ============  ==========            ============  =========

Net interest income                                          $    1,636                          $     514
                                                             ==========                          =========
Net interest spread                                                         3.55%                              1.08%
                                                                         ========                           ========
Net yield on average interest-earning assets                                3.92%                              2.12%
                                                                         ========                           ========

(1) Average balances and average yields were determined using the daily average balances for each category.
(2)  Average balances of loans include nonaccrual loans.
(3) Interest and fees on loans includes $275,000 and $195,000 of loan fee income for the years ended December 31, 2004 and 2003, respectively.
(4) Average unrealized losses on securities available-for-sale are included in stockholders' equity.

RATE  AND  VOLUME  ANALYSIS  OF  INTEREST  INCOME  AND  INTEREST  EXPENSE

     The following table describes the extent to which changes in interest rates and changes in volume of interest-earning assets and interest-bearing liabilities have affected our interest income and expense during the year indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) change in volume (change in volume multiplied by old rate); (2) change in rate (change in rate multiplied by old volume); and (3) a combination of change in rate and change in volume. The changes in interest income and interest expense attributable to both volume and rate have been allocated proportionately to the change due to volume and the change due to rate.

                                                          2004  VS.  2003
                                                         CHANGES  DUE  TO:
                                                         -----------------
                                                                          INCREASE
                                                    RATE       VOLUME    (DECREASE)
                                                  ---------  ----------  -----------
                                                      (Dollars in Thousands)
Increase (decrease) in:
     Interest on loans                            $    (93)  $   1,637   $    1,544
     Interest on taxable securities                     20          64           84
     Interest on interest bearing due froms             (9)        (10)         (19)
     Interest on federal funds sold                      5         (78)         (73)
                                                  ---------  ----------  -----------
           Total interest income                       (77)      1,613        1,536
                                                  ---------  ----------  -----------
     Interest on interest-bearing
       demand and savings deposits                     (33)         58           25
     Interest on time deposits                         (25)        409          384
     Interest on Federal Home Loan Bank advances         -           2            2
     Interest on securities sold
       under repurchase agreements                       -           2            2
     Interest on federal funds purchased                 -           1            1
                                                  ---------  ----------  -----------
           Total interest expense                      (58)        472          414
                                                  ---------  ----------  -----------

           Net interest income                    $    (19)  $   1,141   $    1,122
                                                  =========  ==========  ===========

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

     Loan charge-offs were $35,000 during 2004. The amounts charged off totaled $4,000 unsecured and $6,000 secured consumer credits and $25,000 secured commercial credits which were identified by management as a loss. Management feels the allowance for loan losses remains adequate to absorb future loses which may exist in the loan portfolio.

     For a more detailed discussion of changes in the allowance for loan losses, risk elements and general credit quality, see "Allowance for Loan Losses" earlier in this discussion. The future level of the allowance and provision for loan losses will reflect management's ongoing evaluation of credit risk, based on established internal policies and practices.

NONINTEREST  INCOME

     Other income totaled $94,000 in 2004 and $31,000 in 2003. Other income consists primarily of service charges on deposit accounts that include monthly service charges on transaction accounts, insufficient funds charges, and other miscellaneous maintenance fees. Approximately 76% and 14% of the service charge income is generated from insufficient funds charges for the years ended December 31, 2004 and 2003, respectively.

NONINTEREST  EXPENSE

     The main components of noninterest expense are salaries and employee benefits, occupancy and equipment expenses, and other noninterest expense. Total noninterest expenses were approximately $1,934,000 in 2004 and $1,466,000 in 2003. The significant increase in 2004 over 2003 was due to increases in salaries expense.

     Total salaries and benefits increased by $189,000 to $896,000 in 2004 from $707,000 in 2003. The increase in salaries and employee benefits during 2004 resulted primarily from the increase in the number of employees needed for the growth of the bank. As of December 31, 2004, we had 19 full-time equivalent employees as compared to 15 at December 31, 2003.

     Equipment and occupancy expenses increased $258,000 to $436,000 during 2004 as compared to $178,000 in 2003. These increases were primarily due to increased business activity and also due to the costs of our new main office banking facility that we occupied on December 15, 2003.

     Other operating expenses increased in 2004 to $602,000, compared to $580,000 in 2003. The increase in 2004 was due to general growth of the Company.

     Professional expenses decreased in 2004 to $91,000, as compared to $125,000 in 2003. Data processing expenses increased $66,000 in 2004 due to the outsourcing of our daily processing activity. Advertising and business development decreased in 2004 to $58,000, compared to $128,000 in 2003, related to general advertising, promotion and business development expenses associated with our opening for business.

INCOME  TAX

     We have not recorded income taxes due to cumulative operating losses incurred to date. At December 31, 2004, we have available net operating loss carryforwards of approximately $1,922,000 for Federal income tax purposes. If unused, the carryforwards will expire beginning 2023.

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

ITEM 7.    FINANCIAL STATEMENTS

     The Financail Statements of the Company are incorporated herein by reference to Exhibit 13.1 to this Annual Report on Form 10-KSB for the year ended December 31, 2004.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There has been no occurrence requiring a response to this Item.

ITEM 8A.     CONTROLS AND PROCEDURES

     As of the end of the period covered by this Annual Report on Form 10-KSB, our principal executive officer and principal financial officer have evaluated the effectiveness of our "disclosure controls and procedures" ("Disclosure Controls"). Disclosure Controls, as defined in Rule 13a-15(e) of the Exchange Act, are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Annual Report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

     Our management, including the chief executive officer and chief financial officer, does not expect that our Disclosure Controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

     Based upon their controls evaluation, our chief executive officer and chief financial officer have concluded that our Disclosure Controls are effective at a reasonable assurance level.

     There have been no changes in our internal controls over financial reporting during our fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B.     OTHER INFORMATION

     There has been no occurrence requiring a response to this Item.

                                    PART III

ITEM 9.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The responses to this Item are included in the Company's Proxy Statement for the 2005 Annual Meeting of Shareholders, under the following headings, and are incorporated herein by reference:

     Proposal One: Election of Directors -Class II Nominated Directors, -Continuing Class III Directors and -Continuing Class I Directors";

     "Executive  Officers";  and

     "Section  16(a)  Beneficial  Ownership  Reporting  Compliance."

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

ITEM  10.     EXECUTIVE  COMPENSATION

     The responses to this Item are included in the Company's Proxy Statement for the 2005 Annual Meeting of Shareholders, under the heading "Compensation," and are incorporated herein by reference.

OPTIONS EXERCISED IN FISCAL YEAR 2004

     No options were exercised by our named executive officers in fiscal year 2004.

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

                                                 Number of Securities        Value of Unexercised In-the-
                                                Underlying Unexercised             Money Options at
                                                Options at December 31,           December 31, 2004
                                                         2004
                                              -------------------------------------------------------------
                        Shares
                       Acquired      Value
        Name         on Exercise   Realized   Exercisable   Unexercisable   Exercisable     Unexercisable
                         (#)          ($)
-----------------------------------------------------------------------------------------------------------
John H. Ketner, Jr.             0          0        10,000         20,000  $            0  $              0
David K. George                 0          0         7,615         15,231  $            0  $              0
Nita Elliott                    0          0         1,000          2,000  $            0  $              0

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The response to this Item is partially included in the Company's Proxy Statement for the 2005 Annual Meeting of Shareholders, under the heading "Security Ownership of Certain Beneficial Owners," and is incorporated herein by reference.

     The following table sets forth information regarding the Company's equity compensation plans under which shares of the Company's common stock are authorized for issuance. The only equity compensation plan maintained by the Company is the Seasons Bancshares, Inc. 2001 Stock Incentive Plan.

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

Total

______________________
(1) Each of our organizing directors devoted substantial time and effort to the activities necessary to organize the Company and the Bank. Additionally, each of them agreed to guarantee indebtedness of the Company. In consideration of these efforts and in recognition of their financial risks, each of our organizing directors received a warrant to purchase a number of shares of common stock equal to the number of shares he or she purchased in the offering, an aggregate maximum of 220,156 shares.

ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The responses to this Item are included in the Company's Proxy Statement for the 2005 Annual Meeting of Shareholders, under the headings "Certain Relationships and Related Transactions" and "Compensation," and are incorporated herein by reference.

ITEM 13.     EXHIBITS, LISTS AND REPORTS ON FORM 8-K

(a)  Exhibits

     Exhibit
     Number    Exhibit
     -------   -------

     3.1       Articles of Incorporation(1)

     3.2       Bylaws(1)

     4.1       Specimen Common Stock Certificate(1)

     4.2 See Exhibits 3.1, and 3.2 for provisions of the Articles of Incorporation and Bylaws defining rights of holders of the Common Stock

     10.1 Lease Option Agreement by and between Seasons Bancshares , Inc. and Elams Mill Partners, LLC dated September 1, 2001 (lease option for main office property) (1)

     Exhibit
     Number    Exhibit
     -------   -------

     10.2 Form of Lease Agreement by and between Seasons Bancshares, Inc. and Elams Mill Partners, LLC (leasehold for main office property) (1)

     10.3 Promissory Note dated July 31, 2001 executed by Seasons Bancshares, Inc. in favor of Nexity Bank and form of Commercial Guaranty (1)

     10.4      Seasons Bancshares, Inc. 2001 Stock Incentive Plan (1) (2)

     10.5 Form of Non-Qualified Option and form of an Incentive Stock Option(1) (2)

     10.6 Employment Agreement dated as of October 11, 2001 by and among Seasons Bank, Seasons Bancshares, Inc. and David K. George(1) (2)

     10.7 Employment Agreement dated as of June 3, 2002 by and among Seasons Bank, Seasons Bancshares, Inc. and David K. George (replacing the Employment Agreement at Exhibit 10.6)(2) (3)

     10.8 Employment Agreement dated of November 20, 2003 by and among Seasons Bank, Seasons Bancshares, Inc. and John H. Ketner, Jr.
               (2) (4)

     10.9 Amendment to Option Agreement by and between Seasons Bancshares, Inc. and Elams Mill Partners, LLC dated June 5, 2002 (amending the Lease Option Agreement at Exhibit 10.1)#

     13.1      Seasons  Bancshares,  Inc. and Subsidary Consolidated Financial
               Report

     22.1      Subsidiaries of the Registrant

     24.1 Power of Attorney (appears on the signature pages to this Annual Report on Form 10-KSB)

     31.1 Certification of Principal Executive Officer pursuant to Rule 15d-14(a) of the Exchange Act

     31.2 Certification of Chief Financial Officer pursuant to Rule 15d-14(a) of the Exchange Act

     32.1 Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     99.1      Proxy Statement for 2005 Annual Meeting of Shareholders

_________________________

(1) Previously filed as an exhibit to the Registration Statement on Form SB-2 (Registration No. 333-84142), as filed with the SEC on March 12, 2002.

(2)  Indicates a compensatory plan or contract.

(3) Previously filed as an exhibit to Amendment No. 1 to the Registration Statement on Form SB-2 (Registration No. 333-84142), as filed with the SEC on June 10, 2002.

(4) Previously filed as an exhibit to the Annual Report on Form 10-KSB (Commission File No. 333-84142) as filed with the SEC on March 30, 2004.


(b)  Reports on Form 8-K filed in the fourth quarter of 2004:  None.

           SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE EXCHANGE ACT BY NON-REPORTING ISSUERS.

     The Company plans to provide its audited financial statements to shareholders. The Company's financial statements are included in this Annual Report on Form 10-KSB. See "Part II-Item 7. Financial Statements."

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The following table sets forth the fees billed to the Company for the years ended December 31, 2004 and 2003 by Mauldin & Jenkins, LLC:


                                    2004     2003
                                   -------  ------

          Audit fees               $27,500  24,000
          Audit-related fees             -   2,137
          Tax fees                   3,500   3,000
          All other fees             5,031       -
                                   -------  ------
              Total Fees           $36,031  29,137
                                   =======  ======


AUDIT FEES

     Audit fees represent fees billed by Mauldin & Jenkins for professional services rendered in connection with the (1) audit of the Company's annual financial statements for 2004 and 2003 and (2) review of the financial statements included in the Company's quarterly filings on Form 10-QSB and annual filings on Form 10-KSB.

AUDIT-RELATED FEES

     Mauldin & Jenkins billed no fees for audit-related services during 2004 and $2,137 for audit-related services during 2003.

TAX FEES

     Tax fees represent the aggregate fees billed in each of the last two fiscal years for professional services rendered by Mauldin & Jenkins for tax compliance, tax advice and tax planning.

ALL OTHER FEES

     Mauldin & Jenkins billed $5,031 for consulting on a new branch application process during 2004.

     The fees billed by Mauldin & Jenkins are pre-approved by the Audit Committee of the Company in accordance with the policies and procedures for the Audit Committee. The Audit Committee pre-approves all audit and non-audit services provided by the Company's independent auditors and may not engage the independent auditors to perform any prohibited non-audit services. For 2004, 100% of the fees incurred were pre-approved.

                                   SIGNATURES

     Pursuant  to  the  requirements  of  Section  13 or 15(d) of the Securities
Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   SEASONS BANCSHARES, INC.


                                   By:     /s/ David K. George
                                           -------------------------------
                                           David K. George
                                           President

                                   Date:   March 31, 2005

                                POWER OF ATTORNEY

     KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears on the signature page to this Report constitutes and appoints David K. George and Nita Elliott, his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place, and stead, in any and all capacities, to sign any and all amendments to this Report, and to file the same, with all exhibits hereto, and other documents in connection herewith with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as they might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

        SIGNATURE                      TITLE                  DATE
        ---------                      -----                  ----
/s/ David K. George          President                   March 31, 2005
---------------------------
    David K. George*

/s/ James Leon Burrell, Jr.  Director                    March 31, 2005
---------------------------
    James Leon Burrell, Jr.

/s/ Teresa L. Colditz        Director                    March 31, 2005
---------------------------
    Teresa L. Colditz

/s/ Nita Elliott             Chief Financial Officer     March 31, 2005
---------------------------
    Nita Elliott**


        SIGNATURE                      TITLE                  DATE
        ---------                      -----                  ----

/s/ Lon Allen Dillard        Director                    March 31, 2005
---------------------------
    Lon Allen Dillard

/s/ Jeffrey Hollister Hall   Director                    March 31, 2005
---------------------------
    Jeffrey Hollister Hall

                             Director                    March 31, 2005
---------------------------
    John H. Ketner

/s/ Frederick D. Mann        Director                    March 31, 2005
---------------------------
    Frederick D. Mann

/s/ T. Kenneth Kilpatrick    Director                    March 31, 2005
---------------------------
    T. Kenneth Kilpatrick

/s/ Timothy A. Nelson        Vice Chairman of the Board  March 31, 2005
---------------------------
    Timothy A. Nelson

/s/ Robert M. Thomas, Jr.    Chairman of the Board       March 31, 2005
---------------------------
    Robert M. Thomas, Jr.

/s/ John Mark Turner         Director                    March 31, 2005
---------------------------
    John Mark Turner

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
3.1      Articles of Incorporation(1)

3.2      Bylaws(1)

4.1      Specimen Common Stock Certificate(1)

4.2      See Exhibits 3.1, and 3.2 for provisions of the Articles of Incorporation and Bylaws defining rights of holders of the Common Stock

10.1     Lease Option Agreement by and between Seasons Bancshares , Inc. and Elams Mill Partners, LLC
         dated September 1, 2001 (lease option for main office property) (1)

10.2     Form of Lease Agreement by and between Seasons Bancshares, Inc. and Elams Mill Partners, LLC
         (leasehold for main office property) (1)

10.3     Promissory Note dated July 31, 2001 executed by Seasons Bancshares, Inc. in favor of Nexity Bank and form of Commercial Guaranty (1)

10.4     Seasons Bancshares, Inc. 2001 Stock Incentive Plan (1) (2)

10.5     Form of Non-Qualified Option and form of an Incentive Stock Option(1) (2)

10.6     Employment Agreement dated as of October 11, 2001 by and among Seasons Bank, Seasons
         Bancshares, Inc. and David K. George(1) (2)

10.7     Employment Agreement dated as of June 3, 2002 by and among Seasons Bank, Seasons Bancshares,
         Inc. and David K. George (replacing the Employment Agreement at Exhibit 10.6)(2) (3)

10.8     Employment Agreement dated of November 20, 2003 by and among Seasons Bank, Seasons
         Bancshares, Inc. and John H. Ketner, Jr. (2)  (4)

10.9     Amendment to Option Agreement by and between Seasons Bancshares, Inc. and Elams Mill Partners,
         LLC dated June  5, 2002 (amending the Lease Option Agreement at Exhibit 10.1)#

13.1     Seasons Bancshares, Inc. 2004 and Subsidary Consolidated Financial Report.

22.1     Subsidiaries of the Registrant

24.1     Power of Attorney (appears on the signature pages to this Annual Report on Form 10-KSB)

31.1     Certification of Principal Executive Officer pursuant to Rule 15d-14(a) of the Exchange Act

31.2     Certification of Chief Financial Officer pursuant to Rule 15d-14(a) of the Exchange Act


Exhibit
Number   Exhibit
-------  -------

32.1     Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to
         Section 906 of the Sarbanes-Oxley Act of 2002

32.2     Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to
         Section 906 of the Sarbanes-Oxley Act of 2002

99.1     Proxy Statement for 2005 Annual Meeting of Shareholders

_________________________

(1) Previously filed as an exhibit to the Registration Statement on Form SB-2 (Registration No. 333-84142), as filed with the SEC on March 12, 2002.

(2)  Indicates a compensatory plan or contract.

(3) Previously filed as an exhibit to Amendment No. 1 to the Registration Statement on Form SB-2 (Registration No. 333-84142), as filed with the SEC on June 10, 2002.

(4) Previously filed as an exhibit to the Annual Report on Form 10-KSB (Commission File No. 333-84142) as filed with the SEC on March 30, 2004.