Form 10QSB
period 2005-03-31
SEASONS BANCSHARES INC
filed 2005-05-16
CIK 1168643

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended March 31, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from __________ to __________

 Commission File Number: 333-84142
Seasons Bancshares, Inc.
 (Exact name of small business issuer as specified in its charter)

Georgia	58-2633700
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

336 Blue Ridge Street, Blairsville, GA 30512
(Address of principal executive offices)

(706) 745-5588
(Issuer’s telephone number)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES ☒      NO ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of May 13, 2005: 913,834, $1 par value.

Transitional Small Business Disclosure Format    Yes ☐     No ☒

SEASONS BANCSHARES, INC.
AND SUBSIDIARY

Index

PART I - FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS

SEASONS BANCSHARES, INC.
AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
MARCH 31, 2005 AND DECEMBER 31, 2004
(Unaudited)

Assets	2005	2004

Cash and due from banks	$698,700	$1,656,205
Interest bearing deposits in banks	31,011	-
Federal funds sold	254,000	1,094,000
Securities available-for-sale, at fair value	6,475,440	6,616,962
Restricted equity securities, at cost	343,200	75,700
Loans, net of unearned loan fees	47,676,712	42,296,073
Less allowance for loan losses	594,767	538,665
Loans, net	47,081,945	41,757,408

Premises and equipment	3,224,308	3,047,361
Other assets	414,134	323,210

Total assets	$58,522,738	$54,570,846

Liabilities and Stockholder's Equity

Deposits
Noninterest-bearing	$2,929,821	$2,968,091
Interest-bearing	43,751,337	44,811,875
Total deposits	46,681,158	47,779,966
Other borrowings	5,200,000	-
Other liabilities	171,068	181,356
Total liabilities	52,052,226	47,961,322

Commitments and contingencies

Stockholder's equity
Preferred stock, no par value; 2,000,000 shares
authorized; no shares issued and outstanding	-	-
Common stock, $1 par value; 10,000,000 shares
authorized; 913,834 issued and outstanding	913,834	913,834
Capital surplus	8,053,558	8,053,558
Accumulated deficit	(2,394,353)	(2,304,600)
Accumulated other comprehensive loss	(102,527)	(53,268)
Total stockholder's equity	6,470,512	6,609,524

Total liabilities and stockholder's equity	$58,522,738	$54,570,846

See Notes to Consolidated Financial Statements.

Index

SEASONS BANCSHARES, INC.
AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
THREE MONTHS ENDED MARCH 31, 2005 AND 2004
(Unaudited)

	2005	2004
Interest income
Loans	$773,751	$418,345
Taxable securities	43,755	44,018
Federal funds sold	1,952	11,344
Interest on deposits in other banks	942	-
Total interest income	820,400	473,707

Interest expense
Deposits	287,028	188,366
Other borrowings	2,952	-
Total interest expense	289,980	188,366

Net interest income	530,420	285,341
Provision for loan losses	71,000	75,500
Net interest income after
provision for loan losses	459,420	209,841

Other income
Service charges, fees and other income	32,889	13,877
Total other income	32,889	13,877

Other expenses
Salaries and employee benefits	282,418	203,683
Occupancy and equipment expenses	119,098	103,759
Other operating expenses	180,547	145,941
Total other expenses	582,063	453,383

Net loss before income taxes	(89,754)	(229,665)

Income taxes	-	-

Net loss	(89,754)	(229,665)

Other comprehensive loss :
Unrealized gains (losses) on securities
available-for-sale arising during period	(49,259)	34,888

Comprehensive loss	$(139,013)	$(194,777)

Basic and diluted losses per share	$(0.10)	$(0.25)

Cash dividends per share	$-	$-

See Notes to Consolidated Financial Statements.

Index

SEASONS BANCSHARES, INC.
AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2005 AND 2004
(Unaudited)

	2005	2004
OPERATING ACTIVITIES
Net loss	$(89,754)	$(229,665)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	44,480	28,197
Provision for loan losses	71,000	75,500
Increase in interest receivable	(38,747)	(34,762)
Increase (decrease) in interest payable	645	(8,346)
Other operating activities	(63,109)	(51,816)

Net cash used in operating activities	(75,485)	(220,892)

INVESTING ACTIVITIES
Net increase in interest-bearing deposits in banks	(31,011)	-
Net decrease in federal funds sold	840,000	6,563,000
Purchases of securities available-for-sale	-	(1,000,000)
Proceeds from maturities of securities available-for-sale	92,263	1,040,409
Net increase in loans	(5,395,537)	(7,581,820)
Net increase in restricted equity securities	(267,500)
Purchase of premises, equipment and computer software	(221,427)	(428,426)

Net cash used in investing activities	(4,983,212)	(1,406,837)

FINANCING ACTIVITIES
Net increase (decrease) in deposits	(1,098,808)	1,453,578
Proceeds from other borrowings	5,200,000	-

Net cash provided by financing activities	4,101,192	1,453,578

Net decrease in cash and due from banks	(957,505)	(174,151)

Cash and due from banks, beginning of year	1,656,205	1,103,325

Cash and due from banks, end of period	$698,700	$929,174

SUPPLEMENTAL DISCLOSURES
Cash paid for:
Interest	$289,335	$196,712

See Notes to Consolidated Financial Statements.

Index

SEASONS BANCSHARES, INC.
AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1.	NATURE OF BUSINESS AND BASIS OF PRESENTATION

Seasons Bancshares, Inc. (the “Company”) was incorporated on October 1, 2001, to operate as a bank holding company. The Company owns 100% of the issued and outstanding capital stock of Seasons Bank (the “Bank”), a bank organized under the laws of the State of Georgia to conduct a general banking business in Blairsville, Union County, Georgia. The Bank commenced operations on January 27, 2003.

On April 15, 2004 the corporate name changed from Generations Bancshares, Inc. to Seasons Bancshares Inc.

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for a fair statement of results for the interim periods.

The results of operations for the three-month period ended March 31, 2005 are not necessarily indicative of the results to be expected for the full year.

NOTE 2.	CURRENT ACCOUNTING DEVELOPMENTS

In December 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 123 (Revised 2004), Share-Based Payment (“FAS 123(R)” or the “Statement”). FAS 123(R) requires that the compensation cost relating to share-based payment transactions, including grants of employee stock options, be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. FAS 123(R) covers a wide range of share-based compensation arrangements including stock options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. FAS 123(R) is a replacement of FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related interpretive guidance (APB 25).

The effect of the Statement will be to require entities to measure the cost of employee services received in exchange for stock options based on the grant-date fair value of the award, and to recognize the cost over the period the employee is required to provide services for the award. FAS 123(R) permits entities to use any option-pricing model that meets the fair value objective in the Statement.

The Company will be required to apply FAS 123(R) as of the beginning of its first interim period that begins after December 15, 2005, which will be the year ending December 31, 2006.

FAS 123(R) allows two methods for determining the effects of the transition: the modified prospective transition method and the modified retrospective method of transition. Under the modified prospective transition method, an entity would use the fair value based accounting method for all employee awards granted, modified, or settled after the effective date. As of the effective date, compensation cost related to the nonvested portion of awards outstanding as of that date would be based on the grant-date fair value of those awards as calculated under the original provisions of Statement No. 123; that is, an entity would not re-measure the grant-date fair value estimate of the unvested portion of awards granted prior to the effective date. An entity will have the further option to either apply the Statement to only the quarters in the period of adoption and subsequent periods, or apply the Statement to all quarters in the fiscal year of adoption. Under the modified retrospective method of transition, an entity would revise its previously issued financial statements to recognize employee compensation cost for prior periods presented in accordance with the original provisions of Statement No. 123.

Index

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2.	CURRENT ACCOUNTING DEVELOPMENTS (Continued)

The Company has not yet completed its study of the transition methods or made any decisions about how it will adopt FAS 123(R). The impact of this Statement on the Company in fiscal 2006 and beyond will depend upon various factors, among them being our future compensation strategy. The pro forma compensation costs presented in the table above and in prior filings for the Company have been calculated using a Black-Scholes option pricing model and may not be indicative of amounts which should be expected in future years. No decisions have been made as to which option-pricing model is most appropriate for the Company for future awards.

NOTE 3.	STOCK COMPENSATION PLANS

At March 31, 2005, the Company has two stock-based compensation plans. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based compensation cost is reflected in net loss, as all options and warrants granted under those plans had an exercise price equal to the market value of the underlying stock on the date of grant. The following table illustrates the effect on net loss and losses per share if the Company had applied the fair value recognition provisions of SFAS Statement No. 123, Accounting for Stock-Based Compensation, to stock-based compensation.

	Three Months Ended March 31,
	2005	2004

Net loss, as reported	$(89,754)	(229,665)
Deduct: Total stock-based compensation expense determined under fair value based method for all awards	(296,022)	(296,022)
Pro forma net loss	$(385,776)	(525,687)
Losses per share:
Basic and diluted - as reported	$(.10)	(0.25)
Basic and diluted - pro forma	$(.42)	(0.58)

NOTE 4.	LOSSES PER SHARE

Basic losses per share are computed by dividing net loss by the weighted average number of shares of common stock outstanding. Diluted losses per share are computed by dividing net loss by the sum of the weighted average number of shares of common stock outstanding and potential common shares. Potential common shares consist of stock options and stock warrants. The effect of potential common shares does not have a dilutive effect on losses per share. Weighted average shares outstanding as of March 31, 2005 and 2004 was 913,834, or the number of shares issued in the Company’s initial public stock offering.

Index

SEASONS BANCSHARES, INC. AND SUBSIDIARY

Part I. Financial Information
Item 2. Management’s Discussion and Analysis

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

SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

This Report contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and the Securities Exchange Act of 1934. These statements are based on many assumptions and estimates and are not guarantees of future performance. Our actual results may differ materially from those projected in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control. The words “may,” “would,” “could,” “will,” “expect,” “anticipate,” “believe,” “intend,” “plan,” and “estimate,” as well as similar expressions, are meant to identify such forward-looking statements. Potential risks and uncertainties include, but are not limited to:

•	significant increases in competitive pressure in the banking and financial services industries;

•	changes in the interest rate environment which could reduce anticipated or actual margins;

•	changes in political conditions or the legislative or regulatory environment;

•
general economic conditions, either nationally or regionally and especially in primary service area, becoming less favorable than expected resulting in, among other things, a deterioration in credit quality;

•	changes occurring in business conditions and inflation;

•	changes in technology;

•	changes in monetary and tax policies;

•	the level of allowance for loan loss;

•	the rate of delinquencies and amounts of charge-offs;

•	the rates of loan growth;

•	adverse changes in asset quality and resulting credit risk-related losses and expenses;

•	changes in the securities markets; and

•	other risks and uncertainties detailed from time to time in our filings with the Securities and Exchange Commission.

Critical Accounting Policies

We have adopted various accounting policies which govern the application of accounting principles generally accepted in the United States in the preparation of our financial statements. Our significant accounting policies are described in the footnotes to the financial statements at December 31, 2004 as filed in our annual report on Form 10-KSB. Certain accounting policies involve significant judgments and assumptions by us which have a material impact on the carrying value of certain assets and liabilities. We consider these accounting policies to be critical accounting policies. The judgments and assumptions we use are based on historical experience and other factors, which we believe to be reasonable under the circumstances. Because of the nature of the judgments and assumptions we make, actual results could differ from these judgments and estimates which could have a material impact on our carrying values of assets and liabilities and our results of operations.

Index

SEASONS BANCSHARES, INC. AND SUBSIDIARY

Part I. Financial Information
Item 2. Management’s Discussion and Analysis

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

Both we and the regulatory authorities monitor the liquidity of our subsidiary bank on a periodic basis. We have limited historical data for seasonal or other related demands on our liquidity due to our commencing operations on January 27, 2003. However, we believe the liquidity of our bank as of March 31, 2005 is adequate to support the cash flow requirements of its customers.

The Company’s primary sources of liquidity are customer deposits, other borrowings, loan repayments and securities available for sale. If additional funding sources re needed, the Company has access to federal fund lines at correspondent banks of $4.5million. Additionally, the subsidiary bank is a member of the Federal Home Loan Bank of Atlanta, which provides access to FHLB lending sources. Lines of credit with the FHLB totaling $5.9 million were available on March 31, 2005, of which $5.2 million was outstanding.

Requirements by banking regulators include the monitoring of risk-based capital guidelines for banks that are designed to make capital requirements more sensitive to differences in risk profiles and account for off balance sheet items. We substantially exceeded the regulatory minimums on capital requirements and ratios as of March 31, 2005. However, as we continue to grow and the loan portfolio increases, these ratios have and will continue to adjust downward. We monitor these amounts and ratios on a frequent basis. The minimum capital requirements and the actual capital ratios for the company and the bank as of March 31, 2005 are as follows:

		Actual

	Seasons	Seasons	Regulatory
	Bancshares, Inc.	Bank	Requirements

Leverage capital ratio	12.02%	11.74%	4.00%
Risk-based capital ratios:
Core capital	13.28%	12.98%	4.00%
Total capital	14.48%	14.18%	8.00%

Off-Balance Sheet Arrangements

Through the operations of our bank, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. At March 31, 2005, we had issued unfunded commitments to extend credit of $6,819,000 through various types of lending arrangements. We evaluate each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate.

If needed, we have the ability on a short-term basis to borrow and purchase federal funds from other financial institutions. At March 31, 2005, we had arrangements with three commercial banks for short-term advances of $4,500,000.

Index

SEASONS BANCSHARES, INC. AND SUBSIDIARY

Part I. Financial Information
Item 2. Management’s Discussion and Analysis

Financial Condition

Total assets at March 31, 2005 were approximately $58,523,000 as compared to $54,571,000 as of December 31, 2004 for an increase of $3,952,000, or 7.24%. During the quarter ended March 31, 2005, our loans grew to $47,677,000 as compared to $42,296,000 at December 31, 2004 for an increase of $5,381,000. The increased loan growth was primarily funded by a decrease in our federal funds sold of $840,000 and advances from the Federal Home Loan Bank of $5,200,000. Total deposits decreased by $1,099,000 from December 31, 2004 to March 31, 2005.

Index

SEASONS BANCSHARES, INC. AND SUBSIDIARY

Part I. Financial Information
Item 2. Management’s Discussion and Analysis

We expect continued growth in assets and liabilities during the remainder of 2005. We will monitor growth and seek to maintain a proper mix of types, maturities, and interest rates. We believe that our current capital and liquidity levels are adequate to support the current growth of the bank.

Our total equity decreased by $139,000 during the quarter ended March 31, 2005, due to the net loss for the quarter of $90,000 and unrealized losses in our securities available for sale category of $49,000.

Results of Operations for the Three Months Ended March 31, 2005 and 2004

The results of operations are determined by our ability to effectively manage net interest income, control non-interest expenses, generate non-interest income and minimize loan losses. In order for us to become profitable, we must increase the amount of earning assets so that net interest income along with non-interest income will be sufficient to cover normal operating expenses incurred in a banking operation and the bank’s provision for loan losses.

Net loss for the three-month period ended March 31, 2005 was $90,000. The net loss for the quarter was primarily due to the cost of opening a new branch in the first quarter 2005.

Net loss for the three-month period ended March 31, 2004 was $230,000. The net loss for the quarter was primarily due to ongoing costs of growing the Bank and the costs of funding our loan loss reserve.

Our net interest income increased by $245,000 in the first quarter of 2005 as compared to the same period in 2004. The increase in net interest income is attributed to an increase in average outstanding loans. Our net interest margin was 4.23% for the quarter ended March 31, 2005 as compared to 3.27% for the first quarter of 2004. Our yield on total earning assets was 6.54% as compared to 4.53% for the first quarter of 2004. Our cost of funds was 2.45% for the quarter ended March 31, 2005 as compared to 2.54% for the first quarter of 2004.

The provision for loan losses was $71,000 and $76,000, respectively, as of March 31, 2005 and 2004. The amounts provided are due to loan growth and to our assessment of the inherent risk in the portfolio. Management believes that the $595,000 in the allowance for loan losses at March 31, 2005, or approximately 1.25% of total net outstanding loans, is adequate to absorb known risks in the portfolio. No assurance can be given, however, that increased loan volume, and adverse economic conditions or other circumstances will not result in increased losses in our loan portfolio.

Index

SEASONS BANCSHARES, INC. AND SUBSIDIARY

Part I. Financial Information
Item 2. Management’s Discussion and Analysis

Information with respect to non-accrual, past due and restructured loans at March 31, 2005 and 2004 is as follows:

	2005	2004
	(Dollars in Thousands)

Non-accrual loans	$4	0
Loans contractually past due ninety days or more as to interest or principal payments and still accruing	42	0
Restructured loans	0	0
Loans, now current about which there are serious doubts as to the ability of the borrower to comply with loan repayment terms	0	0
Interest income that would have been recorded on non-accrual and restructured loans under original terms	0	0
Interest income that was recorded on non-accrual and restructured loans	0	0

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

Index

SEASONS BANCSHARES, INC. AND SUBSIDIARY

Part 1. Financial Information
Item 2. Management’s Discussion and Analysis (Continued)

Information regarding certain loans and allowance for loan loss data through March 31, 2005 and 2004 (Dollars in Thousands) is as follows:

	2005	2004

Average amount of loans outstanding	$43,854	$23,144

Balance of allowance for loan losses at beginning of period	$539	$271

Loans charged off
Commercial and financial	13	4
Real estate mortgage	0	0
Installment	2	2
	15	6

Loans recovered
Commercial and financial	0	0
Real estate mortgage	0	0
Installment	0	0
	0	0

Net charge-offs	15	6

Additions to allowance charged to operating expense during period	71	76

Balance of allowance for loan losses at end of period	$595	$341

Ratio of net loans charged off during the period to average loans outstanding	.03%	.03%

In making our risk evaluation and establishing an allowance level that we believe is adequate to absorb probable losses in the portfolio, we consider various sources of information. Some of the more important sources include our ongoing review of the loan portfolio, which is undertaken both to ascertain whether there are probable losses, which must be charged off, and to assess the risk characteristics of the portfolio in the aggregate. This review takes into consideration the judgments of the responsible lending officers and senior management, and also those of bank regulatory agencies that review the loan portfolio as part of the regular bank examination process. Finally, we retain internal and external credit reviews to perform independent reviews of the risk management process, adequacy of loan documentation and the risk ratings and appropriateness of the level of Allowance for Loan Losses. Loans identified as having increased credit risk are classified in accordance with our loan policy and appropriate reserves are established for each loan classification category. Due to limited loan loss experience, reserves are established for the remaining unclassified portion of the loan portfolio based on predetermined factors.

In evaluating the allowance, we consider the historical loan loss experience of the Company, the amount of past due and nonperforming loans, current and anticipated economic conditions, lender requirements and other appropriate information.

Index

SEASONS BANCSHARES, INC. AND SUBSIDIARY

Part 1. Financial Information
Item 2. Management’s Discussion and Analysis (Continued)

Other income was approximately $33,000 and $14,000, respectively, for the three months ended March 31, 2005 and 2004. Other income consists primarily of service charges on deposit accounts that include monthly service charges on transaction accounts, insufficient funds charges, and miscellaneous maintenance fees. The increase in service charge income is directly related to the growth of our deposits.

Other expenses increased by $129,000 during the three months ended March 31, 2005 compared to the quarter ended March 31, 2004, due primarily to increased salaries and increased occupancy expense associated with our new branch facility and other items related to the growth of the Bank.

Salaries and employee benefits increased $79,000 for the three-month period ended March 31, 2005 compared to the same period in 2004 due to staffing requirements needed to manage the Bank’s growth and the new branch that opened in the first quarter 2005. The number of full-time equivalent employees was 21 at March 31, 2005 as compared to 15 at March 31, 2004. Occupancy and equipment and other operating expenses increased $15,000 during the three months ended March 31, 2005 compared to the same period during 2004 due primarily to the opening of our branch facility during the first quarter of 2005. Other operating expenses increased $35,000 during the three months ended March 31, 2005 compared to the same period during 2004 due primarily to general growth of the Company along with the addition of the branch.

We will be subject to federal and state income taxes when taxable income is generated. No income taxes have been accrued for the three months ended March 31, 2005 and 2004 because of operating losses incurred to date.

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

Item 3. Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-QSB, our principal executive officer and principal financial officer have evaluated the effectiveness of our “disclosure controls and procedures.” Disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including our acting chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Our management, including our acting chief executive officer and chief financial officer, does not expect that our disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based upon their controls evaluation, our acting chief executive officer and chief financial officer have concluded that our disclosure controls and procedures are reasonably effective.

There have been no changes in our internal controls over financial reporting during our first fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Index

SEASONS BANCSHARES, INC. AND SUBSIDIARY

PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

None

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

Item 5. OTHER INFORMATION

Our former chief executive officer, John H. Ketner, Jr., resigned his position as chief executive officer of the Company and the Bank effective March 28, 2005.

Mr. Ketner is still a director of the Company.

Item 6. EXHIBITS

31.1	Certification of the Acting Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act
31.2	Certificate of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act
32	Certification of Acting Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

Index

SEASONS BANCSHARES, INC. AND SUBSIDIARY

Signatures

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEASONS BANCSHARES, INC. (Registrant)

Date: May 13, 2005	/s/ David K. George
David K. George Acting Chief Executive Officer (Principal Executive Officer)

Date: May 13, 2005	/s/ Nita Elliott
Nita Elliott Chief Financial Officer (Principal Accounting Officer)