Form 10QSB
period 2005-06-30
SEASONS BANCSHARES INC
filed 2005-08-15
CIK 1168643

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 000-50713

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

YES  ☒    NO  ☐

State the number of shares outstanding of each of the issuer's classes of common equity, as of
Aug. 15, 2005: 913,834, $1 par value.

Transitional Small Business Disclosure Format       Yes  ☐     No  ☒

SEASONS BANCSHARES, INC.
AND SUBSIDIARY

PART I - FINANCIAL INFORMATION
ITEM I.	FINANCIAL STATEMENTS
SEASONS BANCSHARES, INC.
AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2005 AND DECEMBER 31, 2004
(Unaudited)

Assets	2005	2004

Cash and due from banks	$603,412	$1,656,205
Interest bearing deposits in banks	99,419	-
Federal funds sold	-	1,094,000
Securities available-for-sale, at fair value	6,386,042	6,616,962
Restricted equity securities, at cost	374,700	75,700
Loans	57,548,541	42,296,073
Less allowance for loan losses	720,824	538,665
Loans, net	56,827,717	41,757,408

Premises and equipment	3,401,412	3,047,361
Other assets	472,342	323,210

Total assets	$68,165,044	$54,570,846

Liabilities and Stockholder's Equity

Deposits
Noninterest-bearing	$4,312,983	$2,968,091
Interest-bearing	53,258,632	4,811,875
Total deposits	57,571,615	47,779,966

Federal funds purchased	80,000	-
Other borrowings	3,900,000	-
Other liabilities	226,978	181,356
Total liabilities	61,778,593	47,961,322

Commitments and contingencies

Stockholder's equity
Preferred stock, no par value; 2,000,000 shares
authorized; no shares issued and outstanding	-	-
Common stock, $1 par value; 10,000,000 shares
authorized; 913,834 issued and outstanding	913,834	913,834
Capital surplus	8,053,558	8,053,558
Accumulated deficit	(2,495,498)	(2,304,600)
Accumulated other comprehensive loss	(85,443)	(53,268)
Total stockholder's equity	6,386,451	6,609,524
Total liabilities and stockholder's equity	$68,165,044	$54,570,846

See Notes to Consolidated Financial Statements.

SEASONS BANCSHARES, INC.
AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
THREE MONTHS ENDED JUNE 30, 2005 AND 2004
AND SIX MONTHS ENDED JUNE 30, 2005 AND 2004
(Unaudited)

	Three Months Ended June 30, 2005	Three Months Ended June 30, 2004	Six Months Ended June 30, 2005	Six Months Ended June 30, 2004

Interest income
Loans	$977,209	$541,699	$1,750,960	$960,044
Taxable securities	42,495	43,370	86,250	87,388
Federal funds sold	333	799	2,285	12,143
Deposits in banks	156	-	1,098	-
Total interest income	1,020,193	585,868	1,840,593	1,059,575

Interest expense
Deposits	344,578	189,472	631,606	377,838
Other borrowings	63,742	1,213	66,694	1,213
Total interest expense	408,320	190,685	698,300	379,051

Net interest income	611,873	395,183	1,142,293	680,524
Provision for loan losses	126,000	96,000	197,000	171,500
Net interest income
after provision for loan losses	485,873	299,183	945,293	509,024

Other income
Service charges, fees and other income	35,160	19,967	68,049	33,844
Total other income	35,160	19,967	68,049	33,844

Other expenses
Salaries and other employee benefits	264,278	207,031	546,696	410,714
Occupancy and equipment expenses	130,047	106,441	249,145	210,200
Other operating expenses	227,852	161,456	408,399	307,397
Total other expenses	622,177	474,928	1,204,240	928,311

Loss before income taxes	(101,144)	(155,778)	(190,898)	(385,443)

Income tax expense	-	-	-	-

Net loss	(101,144)	(155,778)	(190,898)	(385,443)

Other comprehensive income (loss):
Unrealized gains (losses) on securities available-for-
sale arising during period	17,084	(152,276)	(32,175)	(117,388)

Comprehensive loss	$(84,060)	$(308,054)	$(223,073)	$(502,831)

Basic and diluted losses per share	$(0.11)	$(0.17)	$(0.21)	$(0.42)

Cash dividends per share	$-	$-	$-	$-

See Notes to Consolidated Financial Statements.

SEASONS BANCSHARES, INC.
AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2005 AND 2004
(Unaudited)

	2005	2004
OPERATING ACTIVITIES
Net loss	$(190,898)	$(385,443)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	94,348	69,125
Provision for loan losses	197,000	171,500
Increase in interest receivable	(125,585)	(70,185)
Increase in interest payable	40,709	1,575
Net other operating activities	(18,634)	(59,611)

Net cash used in operating activities	(3,060)	(273,039)

INVESTING ACTIVITIES
Net increase in interest-bearing deposits in banks	(99,419)	-
Net decrease in federal funds sold	1,094,000	7,316,000
Purchases of securities available-for-sale	-	(1,396,271)
Proceeds from maturities of securities available-for-sale	198,745	2,243,802
Net increase in restricted equity securities	(299,000)	(43,500)
Net increase in loans	(15,267,309)	(14,096,670)
Purchase of premises and equipment	(448,399)	(648,905)

Net cash used in investing activities	(14,821,382)	(6,625,544)

FINANCING ACTIVITIES
Net increase in deposits	9,791,649	6,350,552
Net increase in federal funds purchased	80,000	117,000
Net increase in other borrowings	3,900,000	-

Net cash provided by financing activities	13,771,649	6,467,552

Net decrease in cash and due from banks	(1,052,793)	(431,031)

Cash and due from banks at beginning of period	1,656,205	1,103,325

Cash and due from banks at end of period	$603,412	$672,294

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$657,591	$377,476

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

The results of operations for the three- and six-month period ended June 30, 2005, are not necessarily indicative of the results to be expected for the full year.

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

At June 30, 2005, the Company has two stock-based compensation plans. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based compensation cost is reflected in net loss, as all options and warrants granted under those plans had an exercise price equal to the market value of the underlying stock on the date of grant. The following table illustrates the effect on net loss and losses per share if the Company had applied the fair value recognition provisions of SFAS Statement No. 123, Accounting for Stock-Based Compensation, to stock-based compensation.

	Six Months Ended June 30,
	2005	2004
Net loss, as reported	$(190,898)	$(385,443)
Deduct: Total stock-based compensation
expense determined under fair value based
method for all awards	(296,022)	(296,022)
Pro forma net loss	$(486,920)	$(681,465)
Losses per share:
Basic and diluted - as reported	$(.21)	$(.42)
Basic and diluted - pro forma	$(.53)	$(.75)

NOTE 4.	LOSSES PER SHARE

Basic losses per share are computed by dividing net loss by the weighted average number of shares of common stock outstanding. Diluted losses per share are computed by dividing net loss by the sum of the weighted average number of shares of common stock outstanding and potential common shares. Potential common shares consist of stock options and stock warrants. The effect of potential common shares does not have a dilutive effect on losses per share. Weighted average shares outstanding as of June 30, 2005 and 2004 were 913,834, or the number of shares issued in the Company’s initial public stock offering.

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

SPECIAL CAUTIONARY NOTICE REGARDING FORWARD LOOKING STATEMENTS

This Report contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and the Securities Exchange Act of 1934. These statements are based on many assumptions and estimates and are not guarantees of future performance. Our actual results may differ materially from those projected in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control. The words “may,”“would,”“could,”“will,”“expect,”“anticipate,”“believe,”“intend,”“plan,” and “estimate,” as well as similar expressions, are meant to identify such forward-looking statements. Potential risks and uncertainties include, but are not limited to:

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

Both we and the regulatory authorities monitor the liquidity of our subsidiary bank on a periodic basis. We have limited historical data for seasonal or other related demands on our liquidity due to our commencing operations on January 27, 2003. However, we believe the liquidity of our bank as of June 30, 2005 is adequate to support the cash flow requirements of its customers. We will continue to monitor and make adjustments as deemed necessary.

The Company’s primary sources of liquidity are customer deposits, other borrowings, loan repayments and securities available-for-sale. If additional funding sources are needed, the Company has access to federal fund lines at correspondent banks of $4.5 million. Additionally, our subsidiary bank is a member of the Federal Home Loan Bank of Atlanta, which provides access to FHLB lending sources. Lines of credit with the FHLB totaling $6.3 million were available on June 30, 2005, of which $3.9 million was outstanding.

Requirements by banking regulators include the monitoring of risk-based capital guidelines for banks that are designed to make capital requirements more sensitive to differences in risk profiles and account for off balance sheet items. We exceeded the regulatory minimums on capital requirements and ratios as of June 30, 2005. To fund future growth and enhance earnings, the Company is in the process of raising $4,650,000 of additional capital. The Company will transfer all of the stock proceeds, with the exception of $500,000, to the Bank. Management expects that this capital infusion will carry the Bank through the period required to become cumulatively profitable. We monitor these amounts and ratios on a frequent basis. The minimum capital requirements and the actual capital ratios for the Company and the Bank as of June 30, 2005 are as follows:

		Actual
	Seasons Bancshares, Inc.	Seasons Bank	Regulatory Requirements

Leverage capital ratio	10.19%	10.00%	4.00%
Risk-based capital ratios:
Core capital	10.48%	10.28%	4.00%
Total capital	11.64%	11.45%	8.00%

The Company opened a full-service branch office in Blue Ridge, Georgia in the first quarter of 2005 with six full-time employees.

Off-Balance Sheet Arrangements

Through the operations of our Company, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. At June 30, 2005, we had issued unfunded commitments to extend credit of $5,768,000 through various types of lending arrangements. We evaluate each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate.

SEASONS BANCSHARES, INC. AND SUBSIDIARY

Part I. Financial Information
Item 2. Management’s Discussion and Analysis

If needed, we have the ability on a short-term basis to borrow and purchase federal funds from other financial institutions. At June 30, 2005, we had arrangements with three commercial banks for short-term advances of $4,500,000 and a line of credit with FHLB Atlanta for advances secured by residential 1-4 family first mortgages of $6,350,000.

Financial Condition

Total assets at June 30, 2005 were approximately $68,165,000 as compared to approximately $54,571,000 as of December 31, 2004. During the six months ended June 30, 2005, our loans grew to approximately $57,549,000 as compared to approximately $42,296,000 at December 31, 2004, an increase of $15,253,000. This increase was primarily funded by FHLB advances of $3,900,000, purchased Federal funds of $80,000, decreased federal funds sold of $1,094,000, and deposit growth of $9,792,000.

We expect continued growth in assets and liabilities during the remainder of 2005. We will monitor growth and seek to maintain a proper mix of types, maturities, and interest rates. The Company is in the process of raising additional capital of $4,650,000 to enhance earnings and to keep our liquidity levels adequate to support the current growth of the Bank.

Our total equity decreased by $223,000 during the six months ended June 30, 2005, due to the net loss for the six months of $191,000 and unrealized losses in our securities available-for-sale category of $32,000.

Results of Operations for the Three and Six Months Ended June 30, 2005 and 2004

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

Net loss for the three- and six-month period ended June 30, 2005 was $101,000 and $191,000, respectively, compared to a net loss of $156,000 and $385,000, respectively, for the three- and six-month periods ended June 30, 2004. The decrease in the net loss is primarily due to an increase in interest-earning assets, primarily loans.

Our net interest income increased by $217,000 and $462,000 for the second quarter and first six months of 2005, respectively, as compared to the same periods in 2004. Our net interest margin was 4.18% for the six months ended June 30, 2005. Our yield on total earning assets was 6.76% and our cost of funds was 2.86% for the six months ended June 30, 2005. Our net interest margin was 3.73% for the six months ended June 30, 2004. Our yield on total earning assets was 5.80% and our cost of funds was 2.48% for the six months ended June 30, 2004. Our net interest margin has increased primarily due to reinvesting our lower yielding federal funds sold into higher yielding loans and investments during 2005.

The provision for loan losses was $197,000 and $171,500, respectively, for the six months ended June 30, 2005 and 2004. The amounts provided are due to loan growth and to our assessment of the inherent risk in the portfolio. Management believes that the $721,000 in the allowance for loan losses at June 30, 2005, or approximately 1.25% of total net outstanding loans, is adequate to absorb known risks in the portfolio. No assurance can be given, however, that increased loan volume and adverse economic conditions or other circumstances will not result in increased losses in our loan portfolio.

SEASONS BANCSHARES, INC. AND SUBSIDIARY

Part I. Financial Information
Item 2. Management’s Discussion and Analysis

Information with respect to non-accrual, past-due and restructured loans at June 30, 2005 and 2004 is as follows:

	2005	2004
Non-accrual loans	$245,000	0
Loans contractually past due ninety days or more as to interest
or principal payments and still accruing	34,000	140,000
Restructured loans	0	0
Loans, now current about which there are serious doubts as to the
ability of the borrower to comply with loan repayment terms	0	0
Interest income that would have been recorded on non-accrual
and restructured loans under original terms	4	0
Interest income that was recorded on non-accrual and restructured loans	0	0

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

SEASONS BANCSHARES, INC. AND SUBSIDIARY

Part 1. Financial Information
Item 2. Management’s Discussion and Analysis

Information regarding certain loans and allowance for loan loss data through June 30, 2005 and 2004 (Dollars in Thousands) is as follows:

	2005	2004

Average amount of loans outstanding	$48,265	$26,750

Balance of allowance for loan losses at beginning of period	$539	$271

Loans charged off
Commercial and financial	13	14
Real estate mortgage	0	0
Installment	3	4
	16	18

Loans recovered
Commercial and financial	0	0
Real estate mortgage	0	0
Installment	1	0
	1	0

Net charge-offs	15	18

Additions to allowance charged to operating expense during period	197	172

Balance of allowance for loan losses at end of period	$721	$425

Ratio of net loans charged off during the period to
average loans outstanding	.03%	.07%

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

In evaluating the allowance, we consider the historical loan loss experience of the Company, the amount of past-due and nonperforming loans, current and anticipated economic conditions, lender requirements and other appropriate information.

SEASONS BANCSHARES, INC. AND SUBSIDIARY

Part 1. Financial Information
Item 2. Management’s Discussion and Analysis

Other income increased by $15,000 and $34,000 for the second quarter and first six months of 2005, respectively, as compared to the same periods in 2004. Other income consists primarily of service charges on deposit accounts that include monthly service charges on transaction accounts, insufficient funds charges and miscellaneous maintenance fees. The increase in service charge income is directly related to the growth of our deposits accounts.

Other expenses increased by $147,000 and $276,000, respectively, during the three and six months ended June 30, 2005, compared to the same periods in June 30, 2004 due primarily to increased salaries and increased occupancy expense associated with our new branch facility that opened in the first quarter of 2005 and other items related to the growth of the Bank.

Salaries and employee benefits increased $136,000 for the six-month period ended June 30, 2005 compared to the same period in 2004, due to staffing requirements needed to manage the Company’s growth with the new branch facility and to other salary and benefit increases. The number of full-time equivalent employees was 22 at June 30, 2005 as compared to 14 at June 30, 2004. Occupancy and equipment expenses increased $39,000 during the six months ended June 30, 2005 compared to the same period during 2004 due primarily to the opening of our branch facility during the first quarter of 2005. Other operating expenses increased $101,000 during the six months ended June 30, 2005 compared to the same period during 2004 due primarily to an increase in data processing, professional fees, and expenses related to our overall growth.

We will be subject to federal and state income taxes when taxable income is generated. No income taxes have been accrued for the six months ended June 30, 2005 and 2004 because of operating losses incurred to date.

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

There have been no changes in our internal controls over financial reporting during our first two fiscal quarters that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

SEASONS BANCSHARES, INC. AND SUBSIDIARY

PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

None

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

Item 3. DEFAULTS UPON SENIOR SECURITIES

None

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of the stockholders of the Company was held on May 25, 2005. The following items were submitted and voted on:

a. The following Class II directors were elected to serve a three-year term expiring in 2008:
Lon A. Dillard
David K. George
Jeffrey H. Hall
T. Kenneth Kilpatrick

Set forth below is the number of votes cast for, against, or withheld, as well as the number of abstentions and broker non-votes, with respect to each nominee for office:

	FOR	AGAINST	WITHHELD	NOT VOTED
Lon A. Dillard.	483,039	0	7,700	423,095
David K. George	490,739	0	0	423,095
Jeffrey H. Hall	490,714	0	25	423,095
T. Kenneth Kilpatrick	489,714	0	1,025	423,095

The terms of our Class I Directors - James L. Burrell, Jr., Teresa L. Colditz and John H. Ketner, Jr. -- will continue until the 2007 Annual Meeting of Shareholders and upon the election and qualification of their successors. The terms of our Class III Directors - F. Darrell Mann, Timothy A. Nelson, Robert M. Thomas, Jr. and John Mark Turner - will continue until the 2006 Annual Meeting of Shareholders and upon the election and qualification of their successors.

b. The appointment of Mauldin & Jenkins, LLC

Set forth below is the number of votes cast for, against, or withheld, as well as the number of abstentions and broker non-votes, with respect for the appointment of Mauldin & Jenkins, LLC as the external auditor for the Company.

FOR	AGAINST	WITHHELD	NOT VOTED
488,839	0	1,900	423,095

Item 5. OTHER INFORMATION

None

SEASONS BANCSHARES, INC. AND SUBSIDIARY

PART II - OTHER INFORMATION (Continued)

Item 6.	EXHIBITS

	31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act

	31.2	Certificate of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act

	32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SEASONS BANCSHARES, INC. AND SUBSIDIARY

Signature

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEASONS BANCSHARES, INC.
(Registrant)

Date: August 15, 2005	/s/ David K. George
David K. George
Acting Chief Executive Officer
(Principal Executive Officer)

Date: August 15, 2005	/s/ Nita Elliott
Nita Elliott
Chief Financial Officer
(Principal Accounting Officer)