Form 10QSB
period 2005-09-30
SEASONS BANCSHARES INC
filed 2005-11-14
CIK 1168643

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         September 30, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

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

YES ☒ NO ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐ NO ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of
Nov. 14, 2005: 913,834, $1 par value.

Transitional Small Business Disclosure Format  Yes ☐ No ☒

SEASONS BANCSHARES, INC.
AND SUBSIDIARY

Index

PART I - FINANCIAL INFORMATION
ITEM I.	FINANCIAL STATEMENTS

SEASONS BANCSHARES, INC.
AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2005 AND DECEMBER 31, 2004
(Unaudited)

Assets	2005	2004

Cash and due from banks	$1,227,439	$1,656,205
Interest bearing deposits in banks	209,568	-
Federal funds sold	70,000	1,094,000
Securities available-for-sale, at fair value	6,283,030	6,616,962
Restricted equity securities, at cost	226,200	75,700
Loans	63,329,193	42,296,073
Less allowance for loan losses	790,423	538,665
Loans, net	62,538,770	41,757,408

Premises and equipment	3,360,061	3,047,361
Other assets	539,850	323,210

Total assets	$74,454,918	$54,570,846

Liabilities and Stockholder's Equity

Deposits
Noninterest-bearing	$5,177,301	$2,968,091
Interest-bearing	59,458,985	44,811,875
Total deposits	64,636,286	47,779,966

Federal funds purchased	1,000,000	-
Other borrowings	2,100,000	-
Other liabilities	320,973	181,356
Total liabilities	68,057,259	47,961,322

Commitments and contingencies

Stockholder's equity
Preferred stock, no par value; 2,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $1 par value; 10,000,000 shares authorized; 913,834 issued and outstanding	913,834	913,834
Capital surplus	8,053,558	8,053,558
Accumulated deficit	(2,495,493)	(2,304,600)
Accumulated other comprehensive loss	(74,240)	(53,268)
Total stockholder's equity	6,397,659	6,609,524
Total liabilities and stockholder's equity	$74,454,918	$54,570,846

See Notes to Consolidated Financial Statements.

Index

SEASONS BANCSHARES, INC.
AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
THREE MONTHS ENDED SEPT 30, 2005 AND 2004
AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
(Unaudited)

	Three Months Ended Sept 30, 2005	Three Months Ended Sept 30, 2004	Nine Months Ended Sept 30, 2005	Nine Months Ended Sept 30, 2004
Interest income
Loans	$1,150,539	$620,001	$2,901,499	$1,580,045
Taxable securities	42,039	44,747	128,289	132,135
Federal funds sold	936	880	3,221	13,023
Deposits in banks	1,196	-	2,294	-
Total interest income	1,194,710	665,628	3,035,303	1,725,203

Interest expense
Deposits	464,115	228,678	1,095,721	606,516
Other borrowings	41,804	3,996	108,498	5,209
Total interest expense	505,919	232,674	1,204,219	611,725

Net interest income	688,791	432,954	1,831,084	1,113,478
Provision for loan losses	86,000	82,000	283,000	253,500
Net interest income after provision for loan losses	602,791	350,954	1,548,084	859,978

Other income
Service charges, fees and other income	46,765	30,084	114,814	63,928
Total other income	46,765	30,084	114,814	63,928

Other expenses
Salaries and other employee benefits	288,523	232,537	835,219	643,251
Occupancy and equipment expenses	136,265	109,414	385,410	319,614
Other operating expenses	224,763	143,055	633,162	450,452
Total other expenses	649,551	485,006	1,853,791	1,413,317

Income (loss) before income taxes	5	(103,968)	(190,893)	(489,411)

Income tax expense	-	-	-	-

Net income (loss)	5	(103,968)	(190,893)	(489,411)

Other comprehensive income (loss):
Unrealized gains (losses) on securities available-for-sale arising during period	11,203	99,383	(20,972)	(18,005)

Comprehensive income (loss)	$11,208	$(4,585)	$(211,865)	$(507,416)

Basic and diluted earnings (losses) per share	$0.00	$(0.11)	$(0.21)	$(0.54)

Cash dividends per share	$-	$-	$-	$-

See Notes to Consolidated Financial Statements.

Index

SEASONS BANCSHARES, INC.
AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
(Unaudited)

	2005	2004
OPERATING ACTIVITIES
Net loss	$(190,893)	$(489,411)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	147,211	101,127
Provision for loan losses	283,000	253,500
Increase in interest receivable	(178,782)	(117,323)
Increase in interest payable	90,213	12,151
Net other operating activities	11,546	(57,629)

Net cash provided by (used in) operating activities	162,295	(297,585)

INVESTING ACTIVITIES
Net increase in interest-bearing deposits in banks	(209,568)	-
Net decrease in federal funds sold	1,024,000	7,306,000
Purchases of securities available-for-sale	(500,000)	(1,396,271)
Proceeds from maturities of securities available-for-sale	812,960	2,374,444
Net increase in restricted equity securities	(150,500)	(75,000)
Net increase in loans	(21,064,362)	(20,319,217)
Purchase of premises and equipment	(459,911)	(651,134)

Net cash used in investing activities	(20,547,381)	(12,761,178)

FINANCING ACTIVITIES
Net increase in deposits	16,856,320	12,715,051
Net increase in federal funds purchased	1,000,000	-
Net increase in other borrowings	2,100,000	-

Net cash provided by financing activities	19,956,320	12,715,051

Net decrease in cash and due from banks	(428,766)	(343,712)

Cash and due from banks at beginning of period	1,656,205	1,103,325

Cash and due from banks at end of period	$1,227,439	$759,613

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$1,114,006	$599,574

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

The results of operations for the three- and nine-month periods ended September 30, 2005, are not necessarily indicative of the results to be expected for the full year.

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

At September 30, 2005, the Company has two stock-based compensation plans. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based compensation cost is reflected in net loss, as all options and warrants granted under those plans had an exercise price equal to the market value of the underlying stock on the date of grant. The following table illustrates the effect on net loss and losses per share if the Company had applied the fair value recognition provisions of SFAS Statement No. 123, Accounting for Stock-Based Compensation, to stock-based compensation.

	Nine Months Ended Sept 30,
	2005	2004
Net loss, as reported	$(190,893)	$(489,411)

Deduct: Total stock-based compensation expense determined under fair value based method for all awards	(296,022)	(296,022)
Pro forma net loss	$(486,915)	$(785,443)
Losses per share:
Basic and diluted - as reported	$(.21)	$(.54)
Basic and diluted - pro forma	$(.53)	$(.86)

NOTE 4.	LOSSES PER SHARE

Basic losses per share are computed by dividing net loss by the weighted average number of shares of common stock outstanding. Diluted losses per share are computed by dividing net loss by the sum of the weighted average number of shares of common stock outstanding and potential common shares. Potential common shares consist of stock options and stock warrants. The effect of potential common shares does not have a dilutive effect on losses per share. Weighted average shares outstanding as of September 30, 2005 and 2004 were 913,834, or the number of shares issued in the Company’s initial public stock offering.

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

Both we and the regulatory authorities monitor the liquidity of our subsidiary bank on a periodic basis. We have limited historical data for seasonal or other related demands on our liquidity due to our commencing operations on January 27, 2003. However, we believe the liquidity of our bank as of September 30, 2005 is adequate to support the cash flow requirements of its customers. We will continue to monitor and make adjustments as deemed necessary.

The Company’s primary sources of liquidity are customer deposits, other borrowings, loan repayments and securities available-for-sale. If additional funding sources are needed, the Company has access to federal fund lines at correspondent banks of $4.5 million. Additionally, our subsidiary bank is a member of the Federal Home Loan Bank of Atlanta, which provides access to FHLB lending sources. Lines of credit with the FHLB totaling $6.0 million were available on September 30, 2005, of which $2.1 million was outstanding.

Requirements by banking regulators include the monitoring of risk-based capital guidelines for banks that are designed to make capital requirements more sensitive to differences in risk profiles and account for off balance sheet items. We exceeded the regulatory minimums on capital requirements and ratios as of September 30, 2005. To fund future growth and enhance earnings, the Company is in the process of raising up to $4,650,000 of additional capital. The Company will transfer all of the stock proceeds, with the exception of $500,000, to the Bank. Following the offering, management expects the Bank’s capital will be sufficient to support the Bank's growth through the period necessary to reach cumulative profitability. We monitor these amounts and ratios on a frequent basis. The minimum capital requirements and the actual capital ratios for the Company and the Bank as of September 30, 2005 are as follows:

	Actual

	Seasons Bancshares, Inc.	Seasons Bank	Regulatory Requirements

Leverage capital ratio	8.98%	8.82%	4.00%
Risk-based capital ratios:
Core capital	10.05%	9.87%	4.00%
Total capital	11.28%	11.10%	8.00%

The Company opened a full-service branch office in Blue Ridge, Georgia in the first quarter of 2005 with six full-time employees.

Off-Balance Sheet Arrangements

Through the operations of our Company, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. At September 30, 2005, we had issued unfunded commitments to extend credit of $7,134,000 through various types of lending arrangements. We evaluate each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate.

Index

SEASONS BANCSHARES, INC. AND SUBSIDIARY

Part I.	Financial Information
Item 2.	Management's Discussion and Analysis

If needed, we have the ability on a short-term basis to borrow and purchase federal funds from other financial institutions. At September 30, 2005, we had arrangements with three commercial banks for short-term advances of $4,500,000 and a line of credit with FHLB Atlanta for advances secured by residential 1-4 family first mortgages of $6,000,000.

Financial Condition

Total assets at September 30, 2005 were approximately $74,455,000 as compared to approximately $54,571,000 as of December 31, 2004. During the nine months ended September 30, 2005, our loans grew to approximately $63,329,000 as compared to approximately $42,296,000 at December 31, 2004, an increase of $21,033,000. This increase was primarily funded by FHLB advances of $2,100,000, purchased Federal funds of $1,000,000, decreased federal funds sold of $1,024,000, and deposit growth of $16,856,000.

We expect continued growth in assets and liabilities during the remainder of 2005. We will monitor growth and seek to maintain a proper mix of types, maturities, and interest rates. The Company is in the process of raising additional capital of up to $4,650,000 to enhance earnings and to keep our liquidity levels adequate to support the current growth of the Bank.

Our total equity decreased by $212,000 during the nine months ended September 30, 2005, due to the net loss for the nine months of $191,000 and unrealized losses in our securities available-for-sale category of $21,000.

Results of Operations for the Three and Nine Months Ended September 30, 2005 and 2004

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

The September 30, 2005 three month period ended by breaking even compared to a net loss of $104,000 for the same period in 2004. Our net loss for the nine-month period ended September 30, 2005 was $191,000 as compared to $489,000 for the nine-month period ended September 30, 2004. The decrease in the net loss is primarily due to an increase in interest-earning assets, primarily loans.

Our net interest income increased by $256,000 and $717,000 for the third quarter and first nine months of 2005, respectively, as compared to the same periods in 2004. Our net interest margin was 4.17% for the nine months ended September 30, 2005. Our yield on total earning assets was 6.89% and our cost of funds was 3.03% for the nine months ended September 30, 2005. Our net interest margin was 3.81% for the nine months ended September 30, 2004. Our yield on total earning assets was 5.90% and our cost of funds was 2.48% for the nine months ended September 30, 2004. Our net interest margin has increased primarily due to the increase in the average balance of loans outstanding as well as increases in the prime lending rate.

The provision for loan losses was $283,000 and $253,500, respectively, for the nine months ended September 30, 2005 and 2004. The amounts provided are due to loan growth and to our assessment of the inherent risk in the portfolio. Management believes that the $790,000 in the allowance for loan losses at September 30, 2005, or approximately 1.25% of total net outstanding loans, is adequate to absorb known risks in the portfolio. No assurance can be given, however, that increased loan volume and adverse economic conditions or other circumstances will not result in increased losses in our loan portfolio.

Index

SEASONS BANCSHARES, INC. AND SUBSIDIARY

Part I.	Financial Information
Item 2.	Management's Discussion and Analysis

Information with respect to non-accrual, past-due and restructured loans at September 30, 2005 and 2004 is as follows:

	2005	2004
Non-accrual loans	$4,000	137,000
Loans contractually past due ninety days or more as to interest or principal payments and still accruing	34,000	1
Restructured loans	0	0
Loans, now current about which there are serious doubts as to the ability of the borrower to comply with loan repayment terms	0	0
Interest income that would have been recorded on non-accrual and restructured loans under original terms	0	5,000
Interest income that was recorded on non-accrual and restructured loans	0	0

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

Index

SEASONS BANCSHARES, INC. AND SUBSIDIARY

Part I.	Financial Information
Item 2.	Management's Discussion and Analysis

Information regarding certain loans and allowance for loan loss data through September 30, 2005 and 2004 (Dollars in Thousands) is as follows:

	2005	2004

Average amount of loans outstanding	$52,473	$30,090

Balance of allowance for loan losses at beginning of period	$539	$271

Loans charged off
Commercial and financial	13	15
Real estate mortgage	0	0
Installment	20	6
	33	21

Loans recovered
Commercial and financial	0	0
Real estate mortgage	0	0
Installment	1	0
	1	0

Net charge-offs	32	21

Additions to allowance charged to operating expense during period	283	254

Balance of allowance for loan losses at end of period	$790	$504

Ratio of net loans charged off during the period to average loans outstanding	.06%	.07%

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

Other income increased by $17,000 and $51,000 for the third quarter and first nine months of 2005, respectively, as compared to the same periods in 2004. Other income consists primarily of service charges on deposit accounts that include monthly service charges on transaction accounts, insufficient funds charges and miscellaneous maintenance fees. The increase in service charge income is directly related to the growth of our deposits accounts.

Other expenses increased by $165,000 and $440,000, respectively, during the three and nine months ended September 30, 2005, compared to the same periods in September 30, 2004 due primarily to increased salaries and increased occupancy expense associated with our new branch facility that opened in the first quarter of 2005 and other items related to the growth of the Bank.

Salaries and employee benefits increased $192,000 for the nine-month period ended September 30, 2005 compared to the same period in 2004, due to staffing requirements needed to manage the Company’s growth with the new branch facility and to other salary and benefit increases. The number of full-time equivalent employees was 26 at September 30, 2005 as compared to 17 at September 30, 2004. Occupancy and equipment expenses increased $66,000 during the nine months ended September 30, 2005 compared to the same period during 2004 due primarily to the opening of our branch facility during the first quarter of 2005. Other operating expenses increased $183,000 during the nine months ended September 30, 2005 compared to the same period during 2004 due primarily to an increase in data processing, professional fees, and expenses related to our overall growth.

We will be subject to federal and state income taxes when taxable income is generated. No income taxes have been accrued for the nine months ended September 30, 2005 and 2004 because of operating losses incurred to date.

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

As of the end of the period covered by this Quarterly Report on Form 10-QSB, our principal executive officer and principal financial officer have evaluated the effectiveness of our “disclosure controls and procedures.” Disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Our management, including our chief executive officer and chief financial officer, does not expect that our disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based upon their controls evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures are reasonably effective.

There have been no changes in our internal controls over financial reporting during our first three fiscal quarters that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Index

SEASONS BANCSHARES, INC. AND SUBSIDIARY

PART II - OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

None

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

Item 5.	OTHER INFORMATION

On September 30, 2005, the Company entered into an employment agreement (the “Agreement”) with Mr. William L. Sutton as the Company’s chief executive officer. Effective October 3, 2005, Mr. Sutton became the principal executive officer of the Company. A copy of the Agreement was attached on Form 8-K as Exhibit 10.10 filed on October 6, 2005. On October 19, 2005, our board of directors appointed Mr. Sutton to the board of directors of the Company.

Item 6.	EXHIBITS

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act

31.2	Certificate of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Index

SEASONS BANCSHARES, INC. AND SUBSIDIARY

Signature

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEASONS BANCSHARES, INC.
(Registrant)

Date: November 14, 2005	/s/ William L. Sutton
William L. Sutton
Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2005	/s/ Nita Elliott
Nita Elliott
Chief Financial Officer
(Principal Accounting Officer)