Form 10KSB
period 2005-12-31
SEASONS BANCSHARES INC
filed 2006-03-20
CIK 1168643

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For fiscal year ended December 31, 2005

☐	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____________ to _______________

Commission file number _____________
SEASONS BANCSHARES, INC.
(Name of small business issuer in its charter)

Georgia	58-2633700
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

336 Blue Ridge Street, Blairsville, GA	30512
(Address of Principal Executive Offices)	(Zip Code)

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act: Common stock, par value $1.00.

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that registrant was required to file such reports) and (2) has been subject to such filing requirements for past 90 days.
Yes ☒      No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in a definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐    No ☒
State issuer’s revenues for its most recent fiscal year: $4,566,883

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days: $9,224,976 based on 768,748 shares at $12.00 per share.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 1,032,890 shares as of March 17, 2006.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Shareholders for the fiscal year ended December 31, 2005 are incorporated by reference into Parts I and II. Portions of the Proxy Statement for the Annual Meeting of Shareholders, scheduled to be held May 18, 2006, are incorporated by reference into Part III.

Transitional Small Business Disclosure format (check one):  Yes ☐    No ☒

PART I

ITEM 1.	DESCRIPTION OF BUSINESS

Cautionary Notice Regarding Forward-Looking Statements

Various matters discussed in this Annual Report on Form 10-KSB may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act. Forward-looking statements may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Seasons Bancshares, Inc. (“Seasons Bancshares” or the “Company”) or Seasons Bank (“Seasons Bank” or the “Bank”) to be materially different from the results described in such forward-looking statements.

Actual results may differ materially from the results anticipated in these forward-looking statements due to a variety of factors, including, without limitation:

•	the inability of the Bank to achieve and maintain regulatory capital standards;

•	changes in the legislative and regulatory environment;

•	the effects of changes in interest rates on the level and composition of deposits, loan demand, the value of loan collateral, and interest rate risks; and

•	the effects of competition from commercial banks, thrifts, consumer finance companies, and other financial institutions operating in our market area and elsewhere.

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

Seasons Bank

General

Seasons Bank focuses on community involvement and personal service while providing customers with the financial sophistication and products typically offered by a larger bank. Seasons Bank’s lending services emphasize real estate related loans and include consumer loans and commercial loans to small- to medium-sized businesses and professional concerns. Seasons Bank offers a broad array of deposit services including demand deposits, regular savings accounts, money market deposits, certificates of deposit and individual retirement accounts. We also provide additional services including ATM cards, debit cards, travelers’ checks, direct deposit, automatic transfers, and Internet banking with on-line bill payment. We intend to offer our services through a variety of delivery systems including automated teller machines and telephone banking.

Philosophy and Strategy

Seasons Bank operates as a full-service community bank, offering sophisticated financial products while emphasizing prompt, personalized customer service. We believe that this philosophy, encompassing the service aspects of community banking, distinguishes Seasons Bank from its competitors.

To carry out our philosophy, our business strategy involves the following:

•	capitalizing on our directors’ and officers’ diverse community involvement, professional expertise, and personal and business contacts within our primary service area.

•	hiring and retaining highly experienced and qualified banking personnel, preferably with established customer relationships.

•	providing individualized attention with consistent, local decision-making authority.

•	utilizing technology and strategic outsourcing to provide a broad array of convenient products and services.

•	attracting our initial customer base by offering competitive interest rates on our deposit accounts.

•	positioning our main office in a highly visible location near major traffic arteries.

•	implementing an aggressive marketing program.

Market Opportunities

Primary Service Area. Seasons Bank’s primary service area is Union County, Georgia. We estimate that Seasons Bank will draw most of its customer deposits and conduct most of its lending transactions from and within its primary service area. We also expect to draw additional business from counties contiguous to Union County: Towns County and Fannin County in Georgia and Clay County in North Carolina. In addition, we established a branch office in Fannin County during the first quarter of 2005.

Our primary service area represents a diverse market with a growing population and economy. Rich in Georgian history and home to some of Georgia’s most beautiful mountain scenery, Union County has long enjoyed the status of a recreation haven for metro Atlantans. Blairsville, the county seat and its only incorporated community, has enjoyed significant and sustained population growth for more than a decade. This population growth has attracted many businesses to the area and led to growth in the local service economy, and we expect this trend to continue.

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

Seasons Bank’s loan portfolio is comprised of the following:

Loan Category		Ratio
Real estate related loans		89.0%
Commercial real estate	45.2%
Construction and development	23.2%
Residential real estate	20.6%
Commercial loans		7.2%
Consumer loans		3.8%

Based on our executive officers’ past lending experience, we believe that, when properly managed and monitored, none of these categories represent a significantly higher risk than the other.

Lending Limits. Seasons Bank’s lending activities are subject to a variety of lending limits. Differing limits apply based on the type of loan or the nature of the borrower, including the borrower’s relationship to the bank. In general, however, Seasons Bank is able to loan any one borrower a maximum amount equal to either:

•	15% of Seasons Bank’s capital and surplus; or

•	25% of its capital and surplus if the entire amount of the loan is fully secured by good collateral or other ample security.

These legal limits will increase or decrease as Seasons Bank’s capital increases or decreases as a result of its earnings or losses, among other reasons. Based on either our internal lending limits or our legal lending limits, we will need to sell participations in loans to other financial institutions in order to meet all of the lending needs of our customers requiring extensions of credit above these limits.

Credit Risks. The principal economic risk associated with each category of loans that Seasons Bank makes is the creditworthiness of the borrower. Borrower creditworthiness is affected by general economic conditions and the strength of the relevant business market segment. General economic factors affecting a borrower’s ability to repay include interest, inflation and employment rates, as well as other factors affecting a borrower’s customers, suppliers and employees.

The well-established financial institutions in our market make proportionately more loans to medium- to large-sized businesses than Seasons Bank makes. Many of Seasons Bank’s commercial loans are made to small- to medium-sized businesses that are less able to withstand competitive, economic and financial pressures than larger borrowers.

Real Estate Loans. Seasons Bank makes commercial real estate loans, construction and development loans, and residential real estate loans. These loans include commercial loans where Seasons Bank takes a security interest in real estate out of an abundance of caution and not as the principal collateral for the loan, but exclude home equity loans, which are classified as consumer loans.

•
Commercial Real Estate. Commercial real estate loan terms generally are limited to five years or less, although payments may be structured on a longer amortization basis. Interest rates may be fixed or adjustable, although rates typically are not fixed for a period exceeding 36 months. Seasons Bank generally charges an origination fee of one percent. We attempt to reduce credit risk on our commercial real estate loans by emphasizing loans on owner-occupied office and retail buildings where the ratio of the loan principal to the value of the collateral as established by independent appraisal does not exceed 80% and net projected cash flow available for debt service equals 120% of the debt service requirement. In addition, Seasons Bank generally requires personal guarantees from the principal owners of the property supported by a review by Seasons Bank’s management of the principal owners’ personal financial statements. Risks associated with commercial real estate loans include fluctuations in the value of real estate, new job creation trends, tenant vacancy rates and the quality of the borrower’s management. Seasons Bank limits its risk by analyzing borrowers’ cash flow and collateral value on an ongoing basis.

•
Construction and Development Loans. We make construction and development loans both on a pre-sold and speculative basis. If the borrower has entered into an agreement to sell the property prior to beginning construction, then the loan is considered to be on a pre-sold basis. If the borrower has not entered into an agreement to sell the property prior to beginning construction, then the loan is considered to be on a speculative basis. Construction and development loans are generally made with a term of six to twelve months and interest is paid quarterly. The ratio of the loan principal to the value of the collateral as established by independent appraisal typically will not exceed 75%. Speculative loans are based on the borrower’s financial strength and cash flow position. Loan proceeds are disbursed based on the percentage of completion and only after the project has been inspected by an experienced construction lender or third-party inspector. Risks associated with construction loans include fluctuations in the value of real estate and new job creation trends.

•
Residential Real Estate. Seasons Bank’s residential real estate loans consists of residential second mortgage loans, residential construction loans and traditional mortgage lending for one to four family residences. We originate and maintain fixed and variable rate mortgages with long-term maturity and balloon payments not exceeding 20 years. The amortization of second mortgages generally does not exceed 15 years and the rates will generally not be fixed for over 60 months. All loans are made in accordance with Seasons Bank’s appraisal policy and with the ratio of the loan principal to the value of collateral as established by independent appraisal not exceeding 85%. We expect that these loan-to-value ratios will be sufficient to compensate for fluctuations in real estate market value and to minimize losses that could result from a downturn in the residential real estate market.

Commercial Loans. Loans for commercial purposes in various lines of businesses are components of Seasons Bank’s loan portfolio. The terms of these loans vary by purpose and by type of underlying collateral, if any. Seasons Bank typically makes equipment loans for a term of five years or less at fixed or variable rates, with the loan fully amortized over the term. Equipment loans generally are secured by the financed equipment, and the ratio of the loan principal to the value of the financed equipment or other collateral is generally 80% or less. Loans to support working capital typically have terms not exceeding one year and are usually secured by accounts receivable, inventory or personal guarantees of the principals of the business. For loans secured by accounts receivable or inventory, principal is typically repaid as the assets securing the loan are converted into cash, and for loans secured with other types of collateral, principal is typically due at maturity. The quality of the commercial borrower’s management and its ability both to properly evaluate changes in the supply and demand characteristics affecting its markets for products and services and to effectively respond to such changes are significant factors in a commercial borrower’s creditworthiness.

Consumer Loans. Seasons Bank makes a variety of loans to individuals for personal, family and household purposes, including secured and unsecured installment and term loans, home equity loans and home equity lines of credit. Consumer loan repayments depend upon the borrower’s financial stability and are more likely to be adversely affected by divorce, job loss, illness and personal hardships. Because many consumer loans are secured by depreciable assets such as boats, cars and trailers, the loan should be amortized over the useful life of the asset. To minimize the risk that the borrower cannot afford the monthly payments, all fixed monthly obligations should not exceed 40% of the borrower’s gross monthly income. The borrower should also be continuously employed for at least 12 months prior to obtaining the loan. The loan officer will review the borrower’s past credit history, past income level, debt history and, when applicable, cash flow and determine the impact of all these factors on the ability of the borrower to make future payments as agreed. We expect that the principal competitors for consumer loans will be the established banks in Seasons Bank’s market.

Investments

In addition to loans, Seasons Bank makes other investments primarily in obligations of the United States or obligations guaranteed as to principal and interest by the United States and other taxable securities. No investment in any of those instruments exceeds any applicable limitation imposed by law or regulation. The Asset/Liability Committee reviews the investment portfolio on an ongoing basis in order to ensure that the investments conform to Seasons Bank’s policy as set by the board of directors.

Asset and Liability Management

The Asset/Liability Committee manages Seasons Bank’s assets and liabilities and strives to provide a stable, optimized net interest margin, adequate liquidity and a profitable after-tax return on assets and return on equity. The committee conducts these management functions within the framework of written loan and investment policies of Seasons Bank. The committee attempts to maintain a balanced position between rate sensitive assets and rate sensitive liabilities. Specifically, it charts assets and liabilities on a matrix by maturity, effective duration and interest adjustment period and attempts to manage any gaps in maturity ranges.

Deposit Services

Seasons Bank seeks to establish a broad base of core deposits, including savings accounts, checking accounts, money market accounts, a variety of certificates of deposit and IRA accounts. To attract deposits, Seasons Bank employs an aggressive marketing plan in its overall service area and features a broad product line and competitive rates and services. The primary sources of deposits are residents of, and businesses and their employees located in, Seasons Bank’s primary service area. Seasons Bank obtains these deposits through personal solicitation by its officers and directors, direct mail solicitations and advertisements published in the local media.

Other Banking Services

Other banking services now operational include travelers checks, direct deposits, night depository, ATM cards, debit cards, on-line banking services, on-line bill payment, limited cash management services, courier services and TT&L Depository. Seasons Bank is associated with STAR and CIRRUS so our customers are able to use ATMs throughout Georgia and other regions. We do not charge our customers for the use of these automated teller machines. However, other financial institutions may charge our customers for the use of their automated teller machines. Seasons Bank does not plan to exercise trust powers during its initial years of operation. In the future, we may offer a full-service trust department, but cannot do so without the prior approval of the Georgia Department of Banking and Finance (the “GDBF”).

Employees

Seasons Bank has 25 full-time equivalent employees. Seasons Bancshares does not have any employees who are not also employees of Seasons Bank.

SUPERVISION & REGULATION

Both Seasons Bancshares and Seasons Bank are subject to extensive state and federal banking regulations that impose restrictions on and provide for general regulatory oversight of their operations. These laws generally are intended to protect depositors and not shareholders. The following discussion describes the material elements of the regulatory framework that applies to us.

Seasons Bancshares

Because it owns all of the capital stock of Seasons Bank, Seasons Bancshares is a bank holding company under the federal Bank Holding Company Act of 1956 (the “BHC Act”). As a result, we are primarily subject to the supervision, examination and reporting requirements of the BHC Act and the regulations of the Board of Governors of the Federal Reserve System (the “Federal Reserve”). As a bank holding company located in Georgia, the GDBF also regulates and monitors all significant aspects of our operations.

Acquisitions of Banks. The BHC Act requires every bank holding company to obtain the Federal Reserve’s prior approval before:

•
acquiring direct or indirect ownership or control of any voting shares of any bank if, after the acquisition, the bank holding company will directly or indirectly own or control more than 5% of the bank’s voting shares;

•	acquiring all or substantially all of the assets of any bank; or

•	merging or consolidating with any other bank holding company.

Additionally, the BHC Act provides that the Federal Reserve may not approve any of these transactions if it would result in or tend to create a monopoly or, substantially lessen competition or otherwise function as a restraint of trade, unless the anti-competitive effects of the proposed transaction are clearly outweighed by the public interest in meeting the convenience and needs of the community to be served. The Federal Reserve is also required to consider the financial and managerial resources and future prospects of the bank holding companies and banks concerned. The Federal Reserve’s consideration of financial resources generally focuses on capital adequacy, which is discussed below.

Under the BHC Act, if we are adequately capitalized and adequately managed, we may purchase a bank located outside of Georgia. However, the laws of the other state may impose restrictions on the acquisition of a bank that has only been in existence for a limited amount of time or that would result in specified concentrations of deposits. For example, Georgia law prohibits a bank holding company from acquiring control of a bank until the target bank has been incorporated for more than three years. Because Seasons Bank has been chartered for more than three years, this restriction would not limit our ability to sell.

Change in Bank Control. Subject to various exceptions, the BHC Act and the Change in Bank Control Act, together with related regulations, require Federal Reserve approval prior to any person or company acquiring “control” of a bank holding company. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of a bank holding company. Control is rebuttably presumed to exist if a person or company acquires 10% or more, but less than 25%, of any class of voting securities and either:

•	the bank holding company has registered securities under Section 12 of the Securities Exchange Act of 1934; or

•	no other person owns a greater percentage of that class of voting securities immediately after the transaction.

The regulations provide a procedure for challenging any rebuttable presumption of control.

Permitted Activities. A bank holding company is generally permitted under the BHC Act to engage in, or acquire direct or indirect control of more than 5% of the voting shares of any company engaged in, the following activities:

•	banking or managing or controlling banks; and

•	any activity that the Federal Reserve determines to be so closely related to banking as to be a proper incident to the business of banking.

Activities that the Federal Reserve has found to be so closely related to banking as to be a proper incident to the business of banking include:

•	factoring accounts receivable;

•	making, acquiring, brokering or servicing loans and usual related activities;

•	leasing personal or real property;

•	operating a non-bank depository institution, such as a savings association;

•	trust company functions;

•	financial and investment advisory activities;

•	conducting discount securities brokerage activities;

•	underwriting and dealing in government obligations and money market instruments;

•	providing specified management consulting and counseling activities;

•	performing selected data processing services and support services;

•	acting as agent or broker in selling credit life insurance and other types of insurance in connection with credit transactions; and

•	performing selected insurance underwriting activities.

The Federal Reserve may order a bank holding company or its subsidiaries to terminate any of these activities or to terminate its ownership or control of any subsidiary when it has reasonable cause to believe that the bank holding company’s continued ownership, activity or control constitutes a serious risk to the financial safety, soundness, or stability of it or any of its bank subsidiaries.

In addition to the permissible bank holding company activities listed above, a bank holding company may qualify and elect to become a financial holding company under the Gramm-Leach-Bliley Financial Services Modernization Act of 1999. A financial holding company may engage in additional activities that are financial in nature or incidental or complementary to financial activity. The BHC Act expressly lists the following activities as financial in nature:

•	lending, trust and other banking activities;

•	insuring, guaranteeing, or indemnifying against loss or harm, or providing and issuing annuities, and acting as principal, agent, or broker for these purposes, in any state;

•	providing financial, investment, or advisory services;

•	issuing or selling instruments representing interests in pools of assets permissible for a bank to hold directly;

•	underwriting, dealing in or making a market in securities;

•	other activities that the Federal Reserve may determine to be so closely related to banking or managing or controlling banks as to be a proper incident to managing or controlling banks;

•	foreign activities permitted outside of the United States if the Federal Reserve has determined them to be usual in connection with banking operations abroad;

•	merchant banking through securities or insurance affiliates; and

•	insurance company portfolio investments.

To qualify to become a financial holding company, Seasons Bank and any other depository institution subsidiary of Seasons Bancshares is required to be well capitalized and well managed and have a Community Reinvestment Act rating of at least “satisfactory.” Additionally, we would be required to file an election with the Federal Reserve to become a financial holding company and provide the Federal Reserve with 30 days’ written notice prior to engaging in a permitted financial activity. While we meet the qualification standards applicable to financial holding companies, we have not elected to become a financial holding company at this time.

Support of Subsidiary Institution. Under Federal Reserve policy, we are expected to act as a source of financial strength for Seasons Bank and to commit resources to support Seasons Bank. This support may be required at times when, without this Federal Reserve policy, we might not be inclined to provide it. In addition, any capital loans made by us to Seasons Bank will be repaid only after its deposits and various other obligations are repaid in full. In the unlikely event of our bankruptcy, any commitment by us to a federal bank regulatory agency to maintain the capital of Seasons Bank will be assumed by the bankruptcy trustee and entitled to a priority of payment.

Seasons Bank

Seasons Bank is subject to extensive state and federal banking regulations that impose restrictions on and provide for general regulatory oversight of our operations. These laws are generally intended to protect depositors and not shareholders. The following discussion describes the material elements of the regulatory framework that applies to us.

Since Seasons Bank is a commercial bank chartered under the laws of the State of Georgia, it is primarily subject to the supervision, examination and reporting requirements of the FDIC and the GDBF. The FDIC and the GDBF regularly examine Seasons Bank’s operations and have the authority to approve or disapprove mergers, the establishment of branches and similar corporate actions. Both regulatory agencies have the power to prevent the continuance or development of unsafe or unsound banking practices or other violations of law. Additionally, Seasons Bank’s deposits are insured by the FDIC to the maximum extent provided by law. Seasons Bank is also subject to numerous state and federal statutes and regulations that affect its business, activities and operations.

Branching. Under current Georgia law, Seasons Bank may open branch offices throughout Georgia with the prior approval of the GDBF. In addition, with prior regulatory approval, Seasons Bank may acquire branches of existing banks located in Georgia. Seasons Bank and any other national or state-chartered bank generally may branch across state lines by merging with banks in other states if allowed by the target states’ laws. Georgia law, with limited exceptions, currently permits branching across state lines through interstate merger.

Under the Federal Deposit Insurance Act, states may “opt-in” and allow out-of-state banks to branch into their state by establishing a new start-up branch in the state. Currently, Georgia has not opted-in to this provision. Therefore, interstate merger is the only method through which a bank located outside of Georgia may branch into Georgia. This provides a limited barrier of entry into the Georgia banking market, which protects us from an important segment of potential competition. However, because Georgia has elected not to opt-in, our ability to establish a new start-up branch in another state is limited. Many states that have elected to opt-in have done so on a reciprocal basis, meaning that an out-of-state bank may establish a new start-up branch only if its home state has also elected to opt-in. Consequently, until Georgia changes its election, the only way we will be able to branch into states that have elected to opt-in on a reciprocal basis will be through interstate merger.

Prompt Corrective Action. The Federal Deposit Insurance Corporation Improvement Act of 1991 (the “FDIC Improvement Act”) established a system of prompt corrective action to resolve the problems of undercapitalized financial institutions. Under this system, the federal banking regulators have established five capital categories (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized) in which all institutions are placed. The federal banking agencies have specified by regulation the relevant capital level for each category. Federal banking regulators are required to take various mandatory supervisory actions and are authorized to take other discretionary actions with respect to institutions in the three undercapitalized categories. The severity of the action depends upon the capital category in which the institution is placed. Generally, subject to a narrow exception, the banking regulator must appoint a receiver or conservator for an institution that is critically undercapitalized.

An institution that is categorized as undercapitalized, significantly undercapitalized, or critically undercapitalized is required to submit an acceptable capital restoration plan to its appropriate federal regulator. A bank holding company must guarantee that a subsidiary depository institution meets its capital restoration plan, subject to various limitations. The controlling holding company’s obligation to fund a capital restoration plan is limited to the lesser of 5% of an undercapitalized subsidiary’s assets at the time it became undercapitalized or the amount required to meet regulatory capital requirements. An undercapitalized institution is also generally prohibited from increasing its average total assets, making acquisitions, establishing any branches or engaging in any new line of business, except under an accepted capital restoration plan or with FDIC approval. The regulations also establish procedures for downgrading an institution to a lower capital category based on supervisory factors other than capital.

FDIC Insurance Assessments. The FDIC has adopted a risk-based assessment system for insured depository institutions that takes into account the risks attributable to different categories and concentrations of assets and liabilities. The system assigns an institution to one of three capital categories: (1) well capitalized, (2) adequately capitalized, or (3) undercapitalized. These three categories are substantially similar to the prompt corrective action categories described above, with the “undercapitalized” category including institutions that are undercapitalized, significantly undercapitalized and critically undercapitalized for prompt corrective action purposes. The FDIC also assigns an institution to one of three supervisory subgroups based on a supervisory evaluation that the institution’s primary federal regulator provides to the FDIC and information that the FDIC determines to be relevant to the institution’s financial condition and the risk posed to the deposit insurance funds. Assessments range from 0 to 27 cents per $100 of deposits, depending on the institution’s capital group and supervisory subgroup. In addition, the FDIC imposes assessments to help pay off the $780 million in annual interest payments on the $8 billion Financing Corporation bonds issued in the late 1980s as part of the government rescue of the thrift industry. This assessment rate is adjusted quarterly and is set at 1.32 cents per $100 of deposits for the first quarter of 2006.

The FDIC may terminate its insurance of deposits if it finds that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.

Community Reinvestment Act. The Community Reinvestment Act requires that, in connection with examinations of financial institutions within their respective jurisdictions, the Federal Reserve or the FDIC shall evaluate the record of each financial institution in meeting the credit needs of its local community, including low- and moderate-income neighborhoods. These facts are also considered in evaluating mergers, acquisitions and applications to open a branch or facility. Failure to adequately meet these criteria could impose additional requirements and limitations on Seasons Bank. Additionally, we must publicly disclose the terms of various Community Reinvestment Act-related agreements.

Other Regulations. Interest and other charges collected or contracted for by Seasons Bank are subject to state usury laws and federal laws concerning interest rates. For example, under the Servicemembers Civil Relief Act, which amended the Soldiers’ and Sailors’ Civil Relief Act of 1940, a lender is generally prohibited from charging an annual interest rate in excess of 6% on any obligation of a borrower who is on active duty with the United States military.

Seasons Bank’s loan operations are also subject to federal laws applicable to credit transactions, such as:

•	the Federal Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

•
the Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

•	the Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

•
the Fair Credit Reporting Act of 1978, as amended by the Fair and Accurate Credit Transactions Act, governing the use and provision of information to credit reporting agencies, certain identify theft protections, and certain credit and other disclosures;

•	the Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies; and

•	the rules and regulations of the various federal agencies charged with the responsibility of implementing these federal laws.

The deposit operations of Seasons Bank are subject to:

•
the Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records; and

•
the Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve to implement that act, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services.

Capital Adequacy

Seasons Bancshares and Seasons Bank are required to comply with the capital adequacy standards established by the Federal Reserve, in the case of Seasons Bancshares, and the FDIC, in the case of Seasons Bank. The Federal Reserve has established a risk-based and a leverage measure of capital adequacy for bank holding companies. Because Seasons Bancshares’ consolidated total assets are less than $150 million, under the Federal Reserve’s capital guidelines, our capital adequacy is measured on a bank-only basis, as opposed to a consolidated basis. Seasons Bank is also subject to risk-based and leverage capital requirements adopted by the FDIC, which are substantially similar to those adopted by the Federal Reserve for bank holding companies.

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

The minimum guideline for the ratio of total capital to risk-weighted assets is 8%. Total capital consists of two components: Tier 1 Capital and Tier 2 Capital. Tier 1 Capital generally consists of common stock, minority interests in the equity accounts of consolidated depository institution subsidiaries, noncumulative perpetual preferred stock in consolidated non-depository subsidiaries and a limited amount of qualifying cumulative perpetual preferred stock, less goodwill and other specified intangible assets. Tier 1 Capital must equal at least 4% of risk-weighted assets. Tier 2 Capital generally consists of subordinated debt, other preferred stock and a limited amount of loan loss reserves. The total amount of Tier 2 Capital is limited to 100% of Tier 1 Capital. At December 31, 2005, our ratio of total capital to risk-weighted assets was 11.96% and our ratio of Tier 1 Capital to risk-weighted assets was 10.58%.

In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 Capital to average assets, less goodwill and other specified intangible assets, of 3% for bank holding companies that meet specified criteria, including having the highest regulatory rating and implementing the Federal Reserve’s risk-based capital measure for market risk. All other bank holding companies generally are required to maintain a leverage ratio of at least 4%. At December 31, 2005, our leverage ratio was 9.12%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without reliance on intangible assets. The Federal Reserve considers the leverage ratio and other indicators of capital strength in evaluating proposals for expansion or new activities.

Failure to meet capital guidelines could subject a bank or bank holding company to a variety of enforcement remedies, including issuance of a capital directive, the termination of deposit insurance by the FDIC, a prohibition on accepting brokered deposits and certain other restrictions on its business. As described above, significant additional restrictions can be imposed on FDIC-insured depository institutions that fail to meet applicable capital requirements.

Payment of Dividends

Seasons Bancshares is a legal entity separate and distinct from Seasons Bank. The principal sources of Seasons Bancshares’s cash flow, including cash flow to pay dividends to its shareholders, are dividends that Seasons Bank pays to Seasons Bancshares as its sole shareholder. Statutory and regulatory limitations apply to Seasons Bank’s payment of dividends to Seasons Bancshares as well as to Seasons Bancshares’s payment of dividends to its shareholders.

A federal banking regulator may require, after notice and a hearing, that Seasons Bank stop or refrain from engaging in any practice it considers unsafe or unsound. The federal banking agencies have indicated that paying dividends that deplete a depository institution’s capital base to an inadequate level would be an unsafe and unsound banking practice. Under the FDIC Improvement Act, a depository institution may not pay any dividend if payment would cause it to become undercapitalized or if it already is undercapitalized. Moreover, the federal agencies have issued policy statements that provide that bank holding companies and insured banks should generally only pay dividends out of current operating earnings. See “Seasons Bank—Prompt Corrective Action.”

The GDBF also regulates Seasons Bank’s dividend payments and must approve dividend payments that would exceed 50% of Seasons Bank’s net income for the prior year. Our payment of dividends may also be affected or limited by other factors, such as the requirement to maintain adequate capital above regulatory guidelines.

At December 31, 2005, Seasons Bank could not pay cash dividends without prior regulatory approval.

Restrictions on Transactions with Affiliates

Seasons Bancshares and Seasons Bank are subject to the provisions of Section 23A of the Federal Reserve Act. Section 23A places limits on the amount of:

•	a bank’s loans or extensions of credit to affiliates;

•	a bank’s investment in affiliates;

•	assets a bank may purchase from affiliates, except for real and personal property exempted by the Federal Reserve;

•	loans or extensions of credit made by a bank to third parties collateralized by the securities or obligations of affiliates; and

•	a bank’s guarantee, acceptance or letter of credit issued on behalf of an affiliate.

The total amount of the above transactions is limited in amount, as to any one affiliate, to 10% of a bank’s capital and surplus and, as to all affiliates combined, to 20% of a bank’s capital and surplus. In addition to the limitation on the amount of these transactions, each of the above transactions must also meet specified collateral requirements. Seasons Bank must also comply with other provisions designed to avoid the taking of low-quality assets.

Seasons Bancshares and Seasons Bank are also subject to the provisions of Section 23B of the Federal Reserve Act, which, among other things, prohibit an institution from engaging in the above transactions with affiliates unless the transactions are on terms substantially the same, or at least as favorable to the institution or its subsidiaries, as those prevailing at the time for comparable transactions with nonaffiliated companies.

Seasons Bank is also subject to restrictions on extensions of credit to its executive officers, directors, principal shareholders and their related interests. These extensions of credit (1) must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with third parties, and (2) must not involve more than the normal risk of repayment or present other unfavorable features.

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

Anti-Terrorism and Money Laundering Legislation

Seasons Bank is subject to the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “USA PATRIOT Act”), as it amended the Bank Secrecy Act and the rules and regulations of the Office of Foreign Assets Control (the “OFAC”). These statutes and related rules and regulations impose requirements and limitations on specific financial transactions and account relationships, intended to guard against money laundering and terrorism financing. Seasons Bank has established a customer identification program pursuant to Section 326 of the USA PATRIOT Act and the Bank Secrecy Act, and otherwise has implemented policies and procedures to comply with the foregoing rules.

Federal Deposit Insurance Reform

On February 8, 2006, President Bush signed the Federal Deposit Insurance Reform Act of 2005 (“FDIRA”). The FDIC must adopt rules implementing the various provisions of FDIRA by November 5, 2006.

Among other things, FDIRA changes the Federal deposit insurance system by:

•	raising the coverage level for retirement accounts to $250,000;

•	indexing deposit insurance coverage levels for inflation beginning in 2012;

•	prohibiting undercapitalized financial institutions from accepting employee benefit plan deposits;

•	merging the Bank Insurance Fund and Savings Association Insurance Fund into a new Deposit Insurance Fund (“DIF”); and

•	providing credits to financial institutions that capitalized the FDIC prior to 1996 to offset future assessment premiums.

FDIRA also authorizes the FDIC to revise the current risk-based assessment system, subject to notice and comment, and caps the amount of the DIF at 1.50% of domestic deposits. The FDIC must issue cash dividends, awarded on a historical basis, for the amount of the DIF over the 1.50% ratio. Additionally, if the DIF exceeds 1.35% of domestic deposits at year-end, the FDIC must issue cash dividends, awarded on a historical basis, for half of the amount of the excess.

Proposed Legislation and Regulatory Action

New regulations and statutes are regularly proposed that contain wide-ranging potential changes to the structures, regulations and competitive relationships of financial institutions operating and doing business in the United States. We cannot predict whether or in what form any proposed regulation or statute will be adopted or the extent to which our business may be affected by any new regulation or statute.

Effect of Governmental Monetary Policies

Our earnings are affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies. The Federal Reserve has, and is likely to continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy in order, among other things, to curb inflation or combat a recession. The Federal Reserve affects the levels of bank loans, investments and deposits through its control over the issuance of United States government securities, its regulation of the discount rate applicable to member banks, and its influence over reserve requirements to which member banks are subject. We cannot predict the nature or impact of future changes in monetary and fiscal policies.

ITEM 2.	DESCRIPTION OF PROPERTY

The Bank’s main office is located at 336 Blue Ridge Street in Blairsville, Georgia. Located next to the public library on Blue Ridge Street, a major road in Blairsville with good access from U.S. 19 and U.S. 76, this site is well suited for Seasons Bank to serve its market. Construction of our permanent facility was completed in December 2003. The permanent facility is a two-story, rock veneer building with 12,250 square feet. It features traditional bank architecture and includes three drive-up windows and an automated teller machine.

Seasons Bank’s Blue Ridge office is located at 2517 Appalachian Highway in Blue Ridge, Georgia. Located on Highway 515, a major road in Blue Ridge, this site is well suited for Seasons Bank to serve its market. The branch is currently utilizing a mobile unit and plans to construct a permanent facility in the third quarter of 2006.

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

The Company closed a secondary offering of securities on February 17, 2006. All sales of securities by the Company in 2005 and 2006 were registered under the Securities Act. There is currently no established market for the Company’s common stock, and an active trading market is not likely to develop. The Company does not have any plans to list its common stock on any stock exchange or on the over-the-counter market. As a result, investors who need or wish to dispose of all or any part of their common stock may be unable to do so except in private, directly negotiated sales.

On March 17, 2006, the Company had approximately 881 shareholders of record who owned an aggregate of 1,032,890 shares.

The Company has paid no dividends on its common stock since its organization. The principal source of the Company’s cash flow, including cash flow to pay dividends to its shareholders, is dividends that the Bank pays to the Company as its sole shareholder. Statutory and regulatory limitations apply to the Bank’s payment of dividends to the Company, as well as to the Company’s payment of dividends to its shareholders. For a complete discussion of restrictions on dividends, see “Part I—Item 1. Description of Business—Supervision and Regulation—Payment of Dividends.”

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS

The response to this Item is included in the Company’s 2005 Annual Report to Shareholders, under the heading “Management’s Discussion and Analysis,” and is incorporated herein by reference.

The following discussion describes our results of operations for 2005 and 2004 and also analyzes our financial condition as of December 31, 2005 and 2004. Like most community banks, we derive most of our income from interest we receive on our loans and investments. Our primary source of funds for making these loans and investments is our deposits on which we pay interest. Consequently, one of the key measures of our success is our amount of net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits. Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities.

We have included a number of tables to assist in our description of these measures. For example, the “Average Balances” table shows the average balance during 2005 of each category of our assets and liabilities, as well as the yield we earned or the rate we paid with respect to each category. A review of this table shows that our loans typically provide higher interest yields than do other types of interest earning assets, which is why we intend to channel a substantial percentage of our earning assets into our loan portfolio. We also track the sensitivity of our various categories of assets and liabilities to changes in interest rates, and we have included a discussion and tabular illustration of our interest rate sensitivity under “Asset/Liability Management.” Finally, we have included a number of tables along with this discussion that provide details about our securities, our loans, and our deposits.

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

Forward-Looking Statements

The following discussion as well as all statements in this registration statement includes “forward-looking statements” within the meaning of section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are not based on historical facts and may be identified by their reference to a future period or by the use of forward-looking terminology, such as “anticipate,” “estimate,” “expect,” “may” and “should.” We caution you not to place undue reliance on these forward-looking statements. Actual results could differ materially from those indicated in such forward-looking statements due to a variety of factors. These factors include, but are not limited to, changes in economic conditions and government fiscal and monetary policies, changes in prevailing interest rates and effectiveness of our interest rate strategies, laws, regulations and regulatory authorities affecting financial institutions, changes in and effectiveness of our operating or expansion strategies, geographic concentration of our assets and operations, competition from other financial services companies, unexpected financial results or outcomes of legal proceedings, and other risks detailed from time to time in the Company’s press releases and filings with the Securities and Exchange Commission. We undertake no obligation to update these forward-looking statements to reflect events or circumstances occurring after the date of this Report.

Executive Summary

Our 2005 results were highlighted by loan growth and the improvement in earning asset mix that improved net interest margin. Our critical success factors include management of interest rate risk and credit risk, superior service delivery, and productivity and expense control.

We are a $75.7 million financial institution with the main office located in Blairsville, Union County, Georgia and a branch located in Blue Ridge, Fannin County, Georgia. We gather substantially all of our deposits in this market area. We use local deposits, as well as internet deposits and short term borrowings to fund our loan and investment portfolios. We earn interest income on our loans and investments. In addition, we generate non-interest income primarily from deposit services. Our principal non-interest expenses include employee compensation and benefits, occupancy and equipment related costs, technology and other administrative expenses. Our volumes, and accordingly our financial results, are affected by the economic environment, including interest rates, consumer and business confidence and spending, as well as the competitive conditions within our industry.

For the year ended December 31, 2005, we reported a consolidated net loss of $154,000 compared to a net loss of $506,000 for the year ended December 31, 2004. Based upon the weighted average number of shares outstanding as of December 31, 2005 and 2004 of 916,448 and 913,834, respectively, the loss per share was $.17 for the year 2005 versus a loss per share of $.55 for the year 2004. Our net interest income increased in 2005 as we reallocated larger portions of our interest earning assets into our higher yielding loan portfolio. Our operating expenses increased in 2005 as a result of general growth of the company. See “Results of Operations” in this discussion for more details as to the factors, which affect our performance.

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

We believe the allowance for loan losses is a critical accounting policy that requires the most significant judgments and estimates used in preparation of our consolidated financial statements. Refer to Note 1. of our consolidated financial statements which are included in this annual report on form 10-KSB regarding our accounting policies for the allowance for loan losses as well as the portion of this discussion that addresses our allowance for loan losses for a description of our processes and methodology for determining our allowance for loan losses.

Financial Condition at December 31, 2005 and 2004

Overview

Total assets at December 31, 2005 were approximately $75,758,000 compared to approximately $54,571,000 as of December 31, 2004. During 2005, our loans grew to approximately 64,494,000 compared to approximately $42,296,000 at December 31, 2004, an increase of $22,198,000. This increase was primarily funded by Federal Home Loan Bank advances of $4,400,000, reducing federal funds sold of $630,000, purchasing federal funds and deposit growth of $16,112,000.

Interest-Earning Assets

In banking, the predominant interest-earning assets are loans and securities. The proportion of interest earning assets to total assets measures the effectiveness of management’s efforts to invest available funds into the most profitable interest-earning assets. The following discussion focuses on loans, the related allowance for loan losses, and securities.

Loans

The amount of loans outstanding as of December 31, 2005 and December 31, 2004 are shown in the following table according to the type of loan.

	(Dollars in Thousands)

	2005	2004
Commercial	$4,703	$10,197
Real estate-commercial	29,156	10,927
Real estate-construction	14,999	9,297
Real estate-mortgage	13,293	10,238
Consumer installment loans and other	2,420	1,703
	64,571	42,362
Less deferred loan fees	(77)	(66)
Less allowance for loan losses	(900)	(539)
Net loans	$63,594	$41,757

We have 89.0% of our loan portfolio collateralized by real estate located in our primary market areas of Union County, Fannin County, and surrounding Georgia counties. A breakdown of our real estate loan portfolio is as follows: Our construction and land development loans, which comprise 23.2% of the loan portfolio, consists of loans primarily collateralized by one to four family residential properties. Commercial real estate loans comprise 45.2% of the loan portfolio, and other real estate mortgages total 20.6% of the loan portfolio. We generally require that loans collateralized by real estate not exceed customary collateral values.

The remaining 11.0% of the loan portfolio consists of commercial, consumer, and other loans. We require collateral commensurate with the repayment ability and creditworthiness of the borrower.

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

We attempt to reduce these economic and credit risks not only by adhering to loan to value guidelines, but also by investigating the creditworthiness of the borrower and monitoring the borrower’s financial position. Also, we establish and periodically review our lending policies and procedures. Banking regulations limit exposure by prohibiting loan relationships that exceed 25% of our bank’s statutory capital and surplus, or $1,705,000 as of December 31, 2005.

Maturities and Sensitivities of Loans to Changes in Interest Rates

Total loans as of December 31, 2005 are shown in the following table according to contractual maturity classifications one year or less, after one year through five years, and after five years.

(Dollars in Thousands)
2005
Commercial
One year or less	$3,225
After one year through five years	1,388
After five years	90
4,703
Construction
One year or less	14,060
After one year through five years	939
After five years	-
14,999
Other
One year or less	34,981
After one year through five years	9,382
After five years	506
44,869

$64,571

The following table summarizes loans at December 31, 2005 with the due dates after one year that have predetermined and floating or adjustable interest rates.

(Dollars in Thousands)
2005

Predetermined interest rates	$11,808
Floating or adjustable interest rates	497
$12,305

Risk Elements of the Loan Portfolio

Each loan carries a degree of credit risk. Management’s evaluation of this risk is ultimately reflected in the estimate of probable loan losses that is reported in the Company’s financial statements as the allowance for loan losses. Changes in this ongoing evaluation over time are reflected in the provision for loan losses charged to operating expense.

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

Information with respect to nonaccrual, past dues, and restructured loans as of December 31, 2005 and 2004 are as follows:

	December 31,
	2005	2004
	(Dollars in Thousands)

Nonaccrual loans	$17	$22
Loans contractually past due ninety days or more as to interest or principal payments and still accruing	196	20
Restructured loans	0	0
Loans, now current about which there are serious doubts as to the ability of the borrower to comply with loan repayment terms	0	0
Interest income that would have been recorded on nonaccrual and restructured loans under original terms	0	5
Interest income that was recorded on nonaccrual and restructured loans	0	0

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

The provision for loan losses charged to expense was $396,000 and $392,500, respectively, for the years ended December 31, 2005 and 2004. The amounts provided were due primarily to the growth of the portfolio. Based upon our evaluation of the loan portfolio, we believe the allowance for loan losses is adequate to absorb possible losses on existing loans that may become uncollectible. Our evaluation considers the credit quality of our loan portfolio, underlying collateral values, and current economic conditions that may affect the borrower’s ability to repay. As of December 31, 2005, we had nonperforming loans of $17,000. The allowance for loan losses as a percentage of total loans as of December 31, 2005 and 2004 was 1.40%. and 1.27%, respectively.

As of December 31, 2005 and 2004, we had made no allocations of our allowance for loan losses to specific categories of loans. Based on our best estimate, the allocation of the allowance for loan losses to types of loans, as of the indicated dates, is as follows:

	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans
	(Dollars in Thousands)
	2005		2004

Commercial	$66	7.28%	$130	24.07%
Real estate - commercial	407	45.15	139	25.79
Real estate - construction	209	23.23	118	21.95
Real estate - mortgage	186	20.59	130	24.17
Consumer installment and other	32	3.75	22	4.02
	$900	100.00%	$539	100.00%

Summary of Loan Loss Experience

The following table summarizes average loan balances for the year determined using the daily average balances during the period of banking operations; changes in the allowance for loan losses arising from loans charged off and recoveries on loans previously charged off; additions to the allowance which have been charged to operating expense; and the ratio of net charge-offs during period to average loans for December 31, 2005 and 2004.

	December 31,
	2005	2004
	(Dollars in Thousands)

Average amount of loans outstanding	$55,543	$32,980

Balance of allowance for loan losses at beginning of period	$539	$271

Loans charged off
Commercial and financial	13	25
Real estate mortgage	-	-
Installment	25	10
	38	35

Loans recovered
Commercial and financial	-	-
Real estate mortgage	-	-
Installment	3	-
	3	-

Net charge-offs	35	35

Additions to allowance charged to operating expense during period	396	303

Balance of allowance for loan losses at end of period	$900	$539

Ratio of net loans charged off during the period to average loans outstanding	.06%	.11%

Securities

The carrying amounts of securities at the dates indicated, which are all classified as available-for-sale, are summarized as follows for the years ending December 31, 2005 and 2004.

	December 31
	2005	2004
	(Dollars in Thousands)
Debt securities:
U.S. Agency securities	$4,961	$4,960
Mortgage backed securities	1,215	1,657
	6,176	6,617

Maturities

The amount of debt securities in each category as of December 31, 2005 are shown in the following table according to contractual maturity classifications (1) one year or less, (2) after one through five years (3) after five through ten years and (4) greater than ten years.

	Government Agencies		Mortgage-backed Securities

	Amount	Yield(1)	Amount	Yield (1)(2)
	(Dollars in Thousands)

One year or less	$3,964	2.09%	$-	-
After one through five years	997	4.77%	275	4.50%
After five through ten years	-	-	702	4.50%
Greater than ten years	-	-	238	5.50%

	$4,961	2.62%	$1,215	4.70%

(1)	Yields were computed using coupon interest, adding discount accretion or subtracting premium amortization, as appropriate, on a basis over the life of each security.
(2)	Yields on state and municipal securities are not stated on a tax-equivalent basis.

Interest-Bearing Liabilities

Our primary source of funds is deposits. Emphasis has been placed upon attracting both commercial and consumer deposits. It is the Company’s intent to expand its deposit base in order to continue to fund asset growth. The following discussion focuses on our deposit base. As of December 31, 2005, we have the ability on a short-term basis to borrow and purchase Federal funds from other financial institutions and borrow from the Federal Home Loan Bank of Atlanta. At December 31, 2005, we had arrangements with three commercial banks for short-term advances of $4,500,000.

Deposits

Average non-interest bearing deposits in 2005 accounted for 7.80% of average total deposits. We do not expect non-interest bearing funds to be a significant source of funds for us based upon the demographics of our market area.

Below is a table that summarizes our deposit base for the years ended December 31, 2005 and 2004. Average amount of deposits and average rates paid thereon, classified as to noninterest-bearing demand deposits, interest-bearing demand deposits, savings deposits, and time deposits, for the period of operations is presented below.(1)

	Amount	Percentage Rates Paid	Amount	Percentage Rates Paid
	(Dollars in Thousands)
	2005		2004

Noninterest-bearing demand deposits	$4,373	-%	$2,770	-%
Interest-bearing demand deposits and savings	11,112	2.38%	8,062	1.08%
Time deposits	40,596	3.35%	27,325	2.93%
Total deposits	$56,081		38,157

(1)	Average balances were determined using the daily average balances.

The amounts of time certificates of deposit issued in amounts of $100,000 or more as of December 31, 2005 are shown below by category, which is based on time remaining until maturity of (1) three months or less, (2) over three through six months, (3) over six through twelve months, and (4) over twelve months.

(Dollars in Thousands)
2005

Three months or less	$3,810
Over three months through six months	4,458
Over six months through twelve months	5,806
Over twelve months	4,051
Total	$18,125

Liquidity, Capital and Stockholders’ Equity

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

At December 31, 2005, our capital ratios were considered adequate based on regulatory minimum capital requirements. Our shareholders’ equity increased during 2005 primarily due to proceeds from the sale of common stock of $715,644 and the reported net loss of $154,000 and unrealized losses on securities available for sale of which $31,000 has been recorded as a component of accumulated other comprehensive loss in stockholders’ equity.

In the future, the primary source of funds available to us will be the payment of dividends by our bank subsidiary. Banking regulations limit the amount of the dividends that may be paid without prior approval of the bank’s regulatory agency. Currently, no dividends can be paid by the bank to us without regulatory approval.

The minimum capital requirements to be considered well capitalized under prompt corrective action provisions and the actual capital ratios for the Bank as of December 31, 2005 are as follows:

	Bank Capital Percentages	Regulatory Requirements

Leverage capital ratio	9.12%	5.00%
Risk-based capital ratios:
Core capital	10.58	6.00
Total capital	11.96	10.00

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

Return on Assets and Stockholders’ Equity

The following rate of return information for the years ending December 31, 2005 and 2004 indicated is presented below.

	2005	2004

Return on assets (1)	(.23)%	(1.12)%
Return on equity (2)	(2.43)%	(7.53)%
Dividend payout ratio (3)	-	-
Equity to assets ratio (4)	9.53%	14.83%

(1)	Net loss divided by average total assets.
(2)	Net loss divided by average equity.
(3)	Dividends declared per share of common stock divided by net loss per share.
(4)	Average equity divided by average total assets.

Off Balance Sheet Arrangements

Through the operations of our bank, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. At December 31, 2005, we had issued commitments to extend credit of $7,517,000 through various types of lending arrangements. We evaluate each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary upon extension of credit, is based on our credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate.

If needed, we have the ability on a short-term basis to borrow and purchase Federal funds from other financial institutions and from the Federal Home Bank of Atlanta. At December 31, 2005, we had arrangements with three commercial banks for short-term advances of $4,500,000.

Asset/Liability Management

Our objective is to manage assets and liabilities to provide a satisfactory, consistent level of profitability within the framework of established cash, loan, investment, borrowing, and capital policies. Certain officers are charged with the responsibility for monitoring policies and procedures that are designed to ensure acceptable composition of the asset/liability mix. Our management’s overall philosophy is to support asset growth primarily through growth of core deposits of all categories made by local individuals, partnerships, and corporations.

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

A simple interest rate “gap” analysis by itself may not be an accurate indicator of how net interest income will be affected by changes in interest rates. Accordingly, we also evaluate how the repayment of particular assets and liabilities is impacted by changes in interest rates. Income associated with interest-earning assets and costs associated with interest-bearing liabilities may not be affected uniformly by changes in interest rates. In addition, the magnitude and duration of changes in interest rates may have a significant impact on net interest income. For example, although certain assets and liabilities may have similar maturities or periods of repricing, they may react in different degrees to changes in market interest rates. Interest rates on certain types of assets and liabilities fluctuate in advance of changes in general market rates, while interest rates on other types may lag behind changes in general market rates. In addition, certain assets, such as adjustable rate mortgage loans, have features (generally referred to as “interest rate caps and floors”) that limit changes in interest rates. Prepayment and early withdrawal levels also could deviate significantly from those assumed in calculating the interest rate gap. The ability of many borrowers to service their debts also may decrease during periods of rising interest rates.

Changes in interest rates also affect our liquidity position. We currently price deposits in response to market rates and it is management’s intention to continue this policy. If deposits are not priced in response to market rates, a loss of deposits could occur that would negatively affect our liquidity position.

At December 31, 2005, our cumulative one year interest rate-sensitivity gap ratio was 104%. Our targeted ratio is 80% to 120% in this time horizon. This indicates that our interest-bearing liabilities will reprice during this period at a rate faster than our interest-earning assets. It is our belief that as long as we pay the prevailing market rate on these type of deposits, our liquidity, while not assured, will not be negatively affected.

The following table sets forth the distribution of the repricing of our interest-earning assets and interest-bearing liabilities as of December 31, 2005, the interest rate-sensitivity gap, the cumulative interest rate-sensitivity gap, the interest rate-sensitivity gap ratio and the cumulative interest rate-sensitivity gap ratio. The table also sets forth the time periods in which interest-earning assets and interest-bearing liabilities will mature or may reprice in accordance with their contractual terms. However, the table does not necessarily indicate the impact of general interest rate movements on the net interest margin as the repricing of various categories of assets and liabilities is subject to competitive pressures and the needs of our customers. In addition, various assets and liabilities indicated as repricing within the same period may in fact, reprice at different times within this period and at different rates.

	Within Three Months	After Three Months but Within One Year	After One Year but Within Five Years	After Five Years	Total
	(Dollars in Thousands)

Interest-earning assets:
Interest-bearing deposits in banks	$80	$-	$-	$-	$804
Federal funds sold	464	-	-	-	464
Securities	1,495	2,469	1,272	940	6,176
Loans	30,413	19,122	12,220	2,739	64,494

	32,452	21,591	13,492	3,679	71,214

Interest-bearing liabilities:
Interest-bearing demand deposits and savings	17,682	-	-	-	17,682
Certificates, less than $100,000	6,281	9,487	6,417	-	22,185
Certificates, $100,000 and over	3,810	10,365	3,951	-	18,126
Other borrowings	4,400	-	-	-	4,400

	32,173	19,852	10,368	-	62,393

Interest rate sensitivity gap	$279	$1,739	$3,124	$3,679	$8,821
Cumulative interest rate sensitivity gap	$279	$2,018	$5,142	$8,821
Interest rate sensitivity gap ratio	1.01	1.09	1.30	-
Cumulative interest rate sensitivity gap ratio	1.01	1.04	1.08	1.14

Results of Operations for the Years Ended December 31, 2005 and 2004

For the year ended December 31, 2005, we reported a consolidated net loss of $154,000 compared to a net loss of $506,000 for the year ended December 31, 2004. The loss per share was $.17 for the year 2005 compared to a loss per share of $.55 for the year 2004.

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

The net yield on average interest-earning assets during 2005 was 4.24% as compared to 3.92% for 2004. Average loans were $55.5 million, average securities were $6.4 million, and average federal funds sold were $172 thousand. Average interest-bearing liabilities were $55.6 million. During 2005, the rate earned on average interest-earning assets was 7.06%, and the rate paid on average interest-bearing liabilities was 3.18%, resulting in a net interest spread of 3.88%. Our net interest margin has increased primarily due to the increase in the average balance of loans outstanding as well as increases in the prime lending rate. We expect our net interest margins to increase during 2006 as we invest our interest earning assets primarily in loans.

For 2004, the rate earned on average interest-earning assets was 6.05%, and the rate paid on average interest-bearing liabilities was 2.50%, resulting in a net interest spread of 3.55%.

The following table sets forth the amount of our interest income and interest expense for each category of average interest-earning assets and average interest-bearing liabilities and the average interest rate for total interest-earning assets and total interest-bearing liabilities, net interest spread and net yield on average interest-earning assets (dollars in thousands).

	Year ending 2005			Year ending 2004
	Average Balances(1)	Income/ Expense	Yields/ Rates	Average Balances(1)	Income/ Expense	Yields/ Rates

Cash and non interest bearing due from banks	$1,063	$-	-%	$1,004	$-	-%
Interest-bearing deposits in banks	100	4	4.47	-	-	-
Federal funds sold	172	6	3.37	1,805	22	1.22
Taxable securities	6,446	172	2.86	7,007	177	2.53
Restricted equity securities	269	9	3.25	-	-	-
Unrealized losses on securities	(85)	-	-	(33)	-	-
Loans (2) (3)	55,543	4,222	7.60	32,980	2,331	7.07
Allowance for loan losses	(689)	-	-	(408)	-	-
Other assets	3,753	-	-	2,976	-	-

Total assets	$66,572			$45,331

Total interest-earning assets	$62,530	$4,413	7.06%	$41,792	$2,530	6.05%

Noninterest-bearing demand	$4,373	-	-%	$2,770	-	-%
Interest-bearing demand and savings	11,112	265	2.38	8,062	87	1.08
Time deposits	40,596	1,362	3.35	27,325	802	2.93
Total deposits	$56,081			$38,157
Federal Home Loan
Bank advances	3,159	112	3.54	125	2	1.48
Federal funds purchased	704	28	3.91	103	2	1.60
Repurchase agreements	21	1	4.58	102	1	1.73
Other liabilities	262	-	-	122	-	-

Stockholders’ equity (4)	6,345		-	6,722		-

Total liabilities and equity	$66,572			$45,331

Total interest-bearing liabilities	$55,592	$1,768	3.18%	$35,717	$894	2.50%

Net interest income		$2,645			$1,636
Net interest spread			3.88%			3.55%
Net yield on average interest-earning assets			4.24%			3.92%

(1)	Average balances and average yields were determined using the daily average balances for each category.
(2)	Average balances of loans include nonaccrual loans.
(3)	Interest and fees on loans includes $498,000 and $275,000 of loan fee income for the years ended December 31, 2005 and 2004, respectively.
(4)	Average unrealized losses on securities available-for-sale are included in stockholders’ equity.

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

	2005 vs. 2004 Changes Due To:
	Rate	Volume	Increase (Decrease)
	(Dollars in Thousands)
Increase (decrease) in:
Interest on loans	$187	$1,704	$1,891
Interest on taxable securities	14	(19)	(5)
Interest on restricted equity securities	-	9	9
Interest on interest-bearing deposits in banks	-	4	4
Interest on federal funds sold	16	(32)	(16)
Total interest income	217	1,666	1,883
Interest on interest-bearing demand and savings deposits	135	43	178
Interest on time deposits	128	432	560
Interest on Federal Home Loan Bank advances	7	103	110
Interest on securities sold under repurchase agreements	-	-	-
Interest on federal funds purchased	21	5	26
Total interest expense	291	583	874

Net interest income	$(74)	$1,083	$1,009

Provision for Loan Losses, Net Charge-offs and Allowance for Loan Losses

The Company maintains an allowance for loan losses to absorb losses inherent in the loan portfolio. The allowance is based upon management’s estimated range of those losses. Actual losses for these loans may vary significantly from this estimate.

The provision for loan losses is charged to current earnings to bring the allowance for loan losses to a level deemed appropriate by management. Actual loan losses, net of recoveries, are charged directly to the allowance for loan losses. The amount of the provision for loan losses is based on the growth of the loan portfolio, the amount of net loan losses incurred and management’s estimation of potential future losses based on an evaluation of the risk in the loan portfolio.

Loan charge-offs were $38,000 during 2005 as compared to $35,000 during 2004. The amounts charged off during 2005 totaled $6,000 unsecured and $19,000 secured consumer credits and $13,000 secured commercial credits which were identified by management as a loss. Management feels the allowance for loan losses remains adequate to absorb future loses which may exist in the loan portfolio.

For a more detailed discussion of changes in the allowance for loan losses, risk elements and general credit quality, see “Allowance for Loan Losses” earlier in this discussion. The future level of the allowance and provision for loan losses will reflect management’s ongoing evaluation of credit risk, based on established internal policies and practices.

Noninterest Income

Other income totaled $154,000 in 2005 and $94,000 in 2004. Other income consists primarily of service charges on deposit accounts that include monthly service charges on transaction accounts, insufficient funds charges, and other miscellaneous maintenance fees. Approximately 68% and 76% of total other income is generated from insufficient funds charges for the years ended December 31, 2005 and 2004, respectively.

Noninterest Expense

The main components of noninterest expense are salaries and employee benefits, occupancy and equipment expenses, and other noninterest expense. Total noninterest expenses were approximately $2,557,000 in 2005 and $1,934,000 in 2004, an increase of $623,000.

Total salaries and benefits increased by $268,000 to $1,163,000 in 2005 from $895,000 in 2004. The increase in salaries and employee benefits during 2005 resulted primarily from the increase in the number of employees needed for the growth of the bank. As of December 31, 2005, we had 25 full-time equivalent employees as compared to 19 at December 31, 2004.

Equipment and Occupancy expenses increased $88,000 to $524,000 during 2005 as compared to $436,000 in 2004. These increases were primarily due to increased business activity and also due to the costs of our new branch facility that we occupied in March 2005.

Other operating expenses increased by $268,000 in 2005 to $870,000, compared to $602,000 in 2004.

Professional expenses increased in 2005 to $171,000 as compared to $91,000 in 2004 due primarily to increased legal expenses for trade mark licensing. Data processing expenses increased in 2005 to $165,000 compared to $129,000 in 2004 due to increases in customer volume. Advertising and business development increased in 2005 to $77,000 compared to $58,000 in 2004 related to general advertising. The remaining other expenses increased due to the overall growth of the Company and adding a new branch facility.

Income Tax

We have not recorded income taxes due to cumulative operating losses incurred to date. At December 31, 2005, we have available net operating loss carryforwards of approximately $1,775,000 for Federal income tax purposes. If unused, the carryforwards will expire beginning 2023.

Effects of Inflation and Changing Prices

The impact of inflation on banks differs from its impact on non-financial institutions. Banks, as financial intermediaries, have assets that are primarily monetary in nature and that tend to fluctuate in concert with inflation. A bank can reduce the impact of inflation if it can manage its rate sensitivity gap. This gap represents the difference between rate sensitive assets and rate sensitive liabilities. We, through our asset-liability committee, attempt to structure the assets and liabilities and manage the rate sensitivity gap, thereby seeking to minimize the potential effects of inflation. For information on the management of our interest rate sensitive assets and liabilities, see “Asset/Liability Management.”

ITEM 7.	FINANCIAL STATEMENTS

The following financial statements are included in the Company’s 2005 Annual Report to Shareholders and are incorporated herein by reference.

▪	Report of Independent Registered Public Accounting Firm.

▪	Consolidated balance sheets as of December 31, 2005 and 2004.

▪	Consolidated statements of operations for the years ended December 31, 2005 and 2004.

▪	Consolidated statements of comprehensive loss for the years ended December 31, 2005 and 2004.

▪	Consolidated statements of stockholders’ equity for the years ended December 31, 2005 and 2004.

▪	Consolidated statements of cash flows for the years ended December 31, 2005 and 2004.

▪	Notes to consolidated financial statements.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There has been no occurrence requiring a response to this Item.

ITEM 8A.	CONTROLS AND PROCEDURES

As of the end of the period covered by this Annual Report on Form 10-KSB, our principal executive officer and principal financial officer have evaluated the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”). Disclosure Controls, as defined in Rule 13a-15(e) of the Exchange Act, are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Annual Report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

The responses to this Item are included in the Company’s Proxy Statement for the 2006 Annual Meeting of Shareholders, under the following headings, and are incorporated herein by reference:

Proposal One: Election of Directors -Class II Nominated Directors, -Continuing Class III Directors and

-Continuing Class I Directors”;

“Executive Officers”; and

“Section 16(a) Beneficial Ownership Reporting Compliance.”

Code of Ethics

The Company has adopted a code of ethics that applies to its principal executive, financial and accounting officers. A copy of the code of ethics may be obtained, without charge, upon written request addressed to Seasons Bank, 336 Blue Ridge Street, Blairsville, Georgia 30512, Attention: Chief Financial Officer. The request may be delivered by letter to the address set forth above or by fax to the attention of the Company’s Chief Financial Officer at (706) 745-5593.

ITEM 10.	EXECUTIVE COMPENSATION

The responses to this Item are included in the Company’s Proxy Statement for the 2006 Annual Meeting of Shareholders, under the heading “Compensation,” and are incorporated herein by reference.

Options Exercised in Fiscal Year 2005

No options were exercised by our named executive officers in fiscal year 2005.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

The following table shows the number of shares underlying stock options held by the executive officers named in the summary Compensation Table incorporated by reference to the Company’s Proxy Statement for the 2006 Annual Meeting of Shareholders, under the heading “Compensation.” Also reported are the values for “in-the-money” options which represent the positive spread between the exercise price of any such existing stock options and the year-end price of the Bank’s common stock.

			Number of Securities Underlying Unexercised Options at December 31, 2005		Value of Unexercised In-the- Money Options at December 31, 2005
Name	Shares Acquired on Exercise (#)	Value Realized ($)	Exercisable	Unexercisable	Exercisable	Unexercisable
William L. Sutton	0	0	-	25,000	$0	$0
David K. George	0	0	15,230	7,616	$30,460	$15,232
Nita Elliott	0	0	2,000	8,000	$4,000	$16,000

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The response to this Item is partially included in the Company’s Proxy Statement for the 2006 Annual Meeting of Shareholders, under the heading “Security Ownership of Certain Beneficial Owners,” and is incorporated herein by reference.

The following table sets forth information regarding the Company’s equity compensation plans under which shares of the Company’s common stock are authorized for issuance. The only equity compensation plan maintained by the Company is the Seasons Bancshares, Inc. 2001 Stock Incentive Plan.

	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of shares remaining available for future issuance under the Plan (excludes outstanding options)

Equity compensation plans approved by security holders	137,075	$10.68	63,229

Equity compensation plans not approved by security holders	220,156(1)	$10.00	--

Total

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

The responses to this Item are included in the Company’s Proxy Statement for the 2006 Annual Meeting of Shareholders, under the headings “Certain Relationships and Related Transactions” and “Compensation,” and are incorporated herein by reference.

ITEM 13.	EXHIBITS

3.1	Articles of Incorporation(1)

3.2	Bylaws(1)

4.1	Specimen Common Stock Certificate(1)

4.2	See Exhibits 3.1, and 3.2 for provisions of the Articles of Incorporation and Bylaws defining rights of holders of the Common Stock

10.1	Lease Option Agreement by and between Seasons Bancshares , Inc. and Elams Mill Partners, LLC dated September 1, 2001 (lease option for main office property) (1)

10.2	Form of Lease Agreement by and between Seasons Bancshares, Inc. and Elams Mill Partners, LLC (leasehold for main office property) (1)

10.3	Promissory Note dated July 31, 2001 executed by Seasons Bancshares, Inc. in favor of Nexity Bank and form of Commercial Guaranty (1)

10.4	Seasons Bancshares, Inc. 2001 Stock Incentive Plan (1) (2)

10.5	Form of Non-Qualified Option and form of an Incentive Stock Option(1) (2)

10.6	Employment Agreement dated as of October 11, 2001 by and among Seasons Bank, Seasons Bancshares, Inc. and David K. George(1) (2)

10.7	Employment Agreement dated as of June 3, 2002 by and among Seasons Bank, Seasons Bancshares, Inc. and David K. George (replacing the Employment Agreement at Exhibit 10.6)(2) (3)

10.8	Amendment to Option Agreement by and between Seasons Bancshares, Inc. and Elams Mill Partners, LLC dated June 5, 2002 (amending the Lease Option Agreement at Exhibit 10.1) (3)

10.9	Employment Agreement dated as of September 19, 2005 by and between Seasons Bank and William L. Sutton (4)

13.1	Seasons Bancshares, Inc. 2005 Annual Report to Shareholders

22.1	Subsidiaries of the Registrant

24.1	Power of Attorney (appears on the signature pages to this Annual Report on Form 10-KSB)

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Previously filed as an exhibit to the Registration Statement on Form SB-2 (Registration No. 333-84142), filed with the SEC on March 12, 2002.

(2)	Indicates a compensatory plan or contract.

(3)	Previously filed as an exhibit to Amendment No. 1 to the Registration Statement on Form SB-2 (Registration No. 333-84142), filed with the SEC on June 10, 2002.

(4)	Previously filed as an exhibit to the Current Report on Form 8-K (Commission File No. 000-50713), filed with the SEC on October 6, 2005.

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED
PURSUANT TO SECTION 15(d) OF THE EXCHANGE ACT BY NON-REPORTING ISSUERS

The Company plans to provide its audited financial statements to shareholders. The Company’s financial statements are included in this Annual Report on Form 10-KSB. See “Part II—Item 7. Financial Statements.”

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the fees billed to the Company for the years ended December 31, 2005 and 2004 by Mauldin & Jenkins, LLC:

	2005	2004

Audit fees	$59,195	33,500
Audit-related fees	-	-
Tax fees	4,000	3,500
All other fees	-	5,031
Total Fees	$63,195	42,031

Audit Fees

Audit fees represent fees billed by Mauldin & Jenkins for professional services rendered in connection with the (1) audit of the Company’s annual financial statements for 2005 and 2004, (2) review of the financial statements included in the Company’s quarterly filings on Form 10-QSB and annual filings on Form 10-KSB, and (3) services performed in connection with statutory and regulatory filings.

Audit-Related Fees

None.

Tax Fees

Tax fees represent the aggregate fees billed in each of the last two fiscal years for professional services rendered by Mauldin & Jenkins for tax preparation services.

All Other Fees

All other fees for 2004 include consulting related to the branch application.

The fees billed by Mauldin & Jenkins are pre-approved by the Audit Committee of the Company in accordance with the policies and procedures for the Audit Committee. The Audit Committee pre-approves all audit and non-audit services provided by the Company’s independent auditors and may not engage the independent auditors to perform any prohibited non-audit services. For 2005, 100% of the fees incurred were pre-approved.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEASONS BANCSHARES, INC.

By:	/s/ William L. Sutton
William L. Sutton
Chief Executive Officer

Date:	March 20, 2006

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears on the signature page to this Report constitutes and appoints William L. Sutton and Nita Elliott, his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place, and stead, in any and all capacities, to sign any and all amendments to this Report, and to file the same, with all exhibits hereto, and other documents in connection herewith with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as they might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William L. Sutton	Chief Executive Officer	March 20, 2006
William L. Sutton*

/s/ David K. George	President	March 20, 2006
David K. George

/s/ James Leon Burrell, Jr.	Director	March 20, 2006
James Leon Burrell, Jr.

/s/ Teresa L. Colditz	Director	March 20, 2006
Teresa L. Colditz

Signature	Title	Date

/s/ Nita Elliott	Chief Financial Officer	March 20, 2006
Nita Elliott**

/s/ Lon Allen Dillard	Director	March 20, 2006
Lon Allen Dillard

/s/ Jeffrey Hollister Hall	Director	March 20, 2006
Jeffrey Hollister Hall

/s/ Frederick D. Mann	Director	March 20, 2006
Frederick D. Mann

/s/ John H. Ketner	Director	March 20, 2006
John H. Ketner

/s/ T. Kenneth Kilpatrick	Director	March 20, 2006
T. Kenneth Kilpatrick

/s/ Timothy A. Nelson	Vice Chairman of the Board	March 20, 2006
Timothy A. Nelson

/s/ Robert M. Thomas, Jr.	Chairman of the Board	March 20, 2006
Robert M. Thomas, Jr.

/s/ John Mark Turner	Director	March 20, 2006
John Mark Turner

*	Principal executive officer.
**	Principal financial and accounting officer.

EXHIBIT INDEX

Exhibit Number	Exhibit

3.1	Articles of Incorporation(1)

3.2	Bylaws(1)

4.1	Specimen Common Stock Certificate(1)

4.2	See Exhibits 3.1, and 3.2 for provisions of the Articles of Incorporation and Bylaws defining rights of holders of the Common Stock

10.1	Lease Option Agreement by and between Seasons Bancshares , Inc. and Elams Mill Partners, LLC dated September 1, 2001 (lease option for main office property) (1)

10.2	Form of Lease Agreement by and between Seasons Bancshares, Inc. and Elams Mill Partners, LLC (leasehold for main office property) (1)

10.3	Promissory Note dated July 31, 2001 executed by Seasons Bancshares, Inc. in favor of Nexity Bank and form of Commercial Guaranty (1)

10.4	Seasons Bancshares, Inc. 2001 Stock Incentive Plan (1) (2)

10.5	Form of Non-Qualified Option and form of an Incentive Stock Option(1) (2)

10.6	Employment Agreement dated as of October 11, 2001 by and among Seasons Bank, Seasons Bancshares, Inc. and David K. George(1) (2)

10.7	Employment Agreement dated as of June 3, 2002 by and among Seasons Bank, Seasons Bancshares, Inc. and David K. George (replacing the Employment Agreement at Exhibit 10.6)(2) (3)

10.8	Amendment to Option Agreement by and between Seasons Bancshares, Inc. and Elams Mill Partners, LLC dated June 5, 2002 (amending the Lease Option Agreement at Exhibit 10.1) (3)

10.9	Employment Agreement dated as of September 19, 2005 by and between Seasons Bank and William L. Sutton (4)

13.1	Seasons Bancshares, Inc. 2005 Annual Report to Shareholders

22.1	Subsidiaries of the Registrant

24.1	Power of Attorney (appears on the signature pages to this Annual Report on Form 10-KSB)

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Previously filed as an exhibit to the Registration Statement on Form SB-2 (Registration No. 333-84142), filed with the SEC on March 12, 2002.

(2)	Indicates a compensatory plan or contract.

(3)	Previously filed as an exhibit to Amendment No. 1 to the Registration Statement on Form SB-2 (Registration No. 333-84142), filed with the SEC on June 10, 2002.

(4)	Previously filed as an exhibit to the Current Report on Form 8-K (Commission File No. 000-50713), filed with the SEC on October 6, 2005.