Form 10KSB/A
period 2005-12-31
SEASONS BANCSHARES INC
filed 2006-05-01
CIK 1168643

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A
(Amendment No. 1)
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

Transitional Small Business Disclosure format (check one):   Yes ☐  No ☒

EXPLANATORY NOTE

This Amendment on Form 10-KSB/A constitutes Amendment No. 1 to the registrant’s Annual Report on Form 10-KSB for the period ended December 31, 2005, which was filed with the SEC on March 20, 2006. The purpose of this Amendment No. 1 is to report information required to be reported pursuant to Part III, Items 9-13, of Form 10-KSB that the registrant omitted from the Annual Report filed on March 20, 2006. The registrant no longer plans to file a proxy statement in which it would have reported the required information. There are no other changes made by this Amendment No. 1.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors and Executive Officers

The Board of Directors consists of twelve (12) members and is divided into three classes which are as nearly equal in number as possible. The directors in each class serve for staggered terms of three years each. The term of each class expires at the annual meeting in the years indicated below and upon the election and qualification of the directors in the class.

The following table sets forth for each director: (a) his or her name and age at December 31, 2005; (b) how long he or she has been a director of the Company; (c) his or her position(s) with the Company, other than as a director; and (d) his or her principal occupation and business experience for the past five years.

Name (Age)	Director Since	Position with the Company And Business Experience

		Class I Directors (Term Expiring 2007)

William L. Sutton (67)	2005	Chief Executive Officer of the Company and the Bank; Chief Executive Officer of American Bank & Trust and American Banking Company in Lake Wales, Florida.

James L. Burrell, Jr. (52)	2001	Owner of Burrell Farm (cattle farm).

Teresa L. Colditz (40)	2001	Owner of Colditz Trucking.

John H. Ketner, Jr. (64)	2003	Former Chief Executive Officer of the Company and Bank; previously President and Chief Executive Officer of Centennial Bank, Pinehurst, North Carolina.

		Class II Directors (Term Expiring 2008)

Lon A. Dillard (35)	2001	President and Owner of Appalachian Water, Inc.; President and Owner of Byers Well Drilling, Inc.

David K. George (49)	2001	President of the Company and the Bank; Senior Loan Officer of the Bank; previously Senior Vice President and Loan Officer of Bank of Hiawassee.

Jeffrey H. Hall (47)	2001	Owner of Studio 129 (advertising company); Production Manager for Mountain Lake Publishing.

T. Kenneth Kilpatrick (72)	2001	Superior Court Judge; Senior Judge.

		Class III Directors (Term Expiring 2006)

F. Darrell Mann (56)	2001	Owner of Real Estate Brokerage Business.

Timothy A. Nelson (54)	2001	Owner of Depot Power Center, Inc. (retail power equipment); Director of Blue Ridge Fitness Center.

Robert M. Thomas, Jr. (49)	2001	Chairman of the Board of Directors of the Company and the Bank; President and Owner of Thomas Insurance Group, Inc.

John Mark Turner (39)	2001	Owner of Mountain Eye Care (optometry practice).

Audit, Compliance, CRA and IT Committee.

The Board of Directors has established an Audit, Compliance, CRA and IT Committee which is directly responsible for appointing (and dismissing) the independent public accountants to conduct audits of the Company’s financial statements and to perform other permissible non-audit services. This committee also reviews the independence and qualifications of the Company’s auditors, the planned scope of the annual audit, any changes in accounting principles, and the effectiveness and efficiency of the Company’s and its subsidiary’s internal accounting staff. Additionally, the Audit, Compliance, CRA and IT Committee provides oversight to the Company’s and its subsidiary’s compliance with regulatory rules and regulations, including the Community Reinvestment Act (CRA) and the Information Technology (IT) Act.

The Audit, Compliance, CRA and IT Committee consists of Darrell Mann, Teresa Colditz, James Burrell and Robert Thomas. All of the members of this committee are independent directors under Rule 4200(a)(15) of the National Association of Securities Dealers’ listing standards. Although none of the Audit, Compliance, CRA and IT Committee members meets the criteria specified under applicable Securities and Exchange Commission (“SEC”) regulations for an “audit committee financial expert,” the Board believes that each member has the financial knowledge, business experience and independent judgment necessary for service on the committee. The Company does not have an audit committee financial expert because the board believes that the combined experience of the members is sufficient to adequately perform the functions required of the Audit, Compliance, CRA and IT Committee.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the 1934 Act (“Section 16”) requires the directors and certain officers of the Company, and persons who beneficially own more than 10% of the Company’s common stock, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and any other equity securities of the Company. The Company is required to identify each director, officer or beneficial owner of more than 10% of the Company’s common stock who failed to timely file any such report with the SEC. The Company is not aware that any person beneficially owns more than 10% of the Company’s common stock. During 2005, Nita Elliott, the Company’s chief financial officer, failed to file one report required by Section 16. The failure to file a timely report was inadvertent and corrected after discovery of the reporting obligation. To our knowledge, based solely on a review of the copies of these reports furnished to the Company during the fiscal year ended December 31, 2005, each of our directors complied with the requirements of Section 16.

ITEM 10.	EXECUTIVE COMPENSATION

Summary Compensation Table.

The following table presents the total compensation of the Company paid during fiscal years 2005, 2004 and 2003 to its chief executive officers and president. No other executive officers of the Company earned over $100,000 in salary and bonus during fiscal year 2005.

		Annual Compensation				Long-Term Compensation
Name and Position	Year	Salary ($)		Bonus ($)	Other Annual Compensation ($)	Number of Securities Underlying Options	All Other Compensation(1) ($)

William L. Sutton	2005	$39,400	(2)	$0	$0	25,000	N/A

David K. George,	2005	$131,531		$11,500	$0	0	N/A
President	2004	$115,000		$0	$0	0	N/A
	2003	$94,000		$0	$0	22,846	N/A

John H. Ketner, Jr.,	2005	$26,411	(3)	$10,000	$0	0	N/A
Chief Executive Officer	2004	$100,000		$0	$0	30,000	N/A
	2003	$4,100	(4)	$0	$0	0	N/A

Nita Elliott	2005	$98,649		$8,625	$0	7,000	N/A
Chief Financial Officer	2004	$86,250		$0	$0	0	N/A
	2003	$75,000		$0	$0	3,000	N/A

(1)
We have omitted information on “perks” and other personal benefits because the aggregate value of these items does not meet the minimum amount required for disclosure under the Securities and Exchange Commission’s regulations.

(2)	Consists of salary paid to Mr. Sutton for his service as Chief Executive Officer from October 3 - December 31, 2005, at an annualized rate of $157,600.

(3)	Consists of salary paid to Mr. Ketner for services performed from January 1 - March 28, 2005, the date of Mr. Ketner’s resignation.

(4)	Consists of salary paid to Mr. Ketner for his service as Chief Executive Officer from December 14 - December 31, 2003 at an annualized rate of $100,000.

Employment Agreements

William L. Sutton — We have entered into a three-year employment agreement with William L. Sutton regarding his employment as Chief Executive Officer of Seasons Bancshares and Seasons Bank. Mr. Sutton’s initial base salary under the agreement is $157,600 per year, and Mr. Sutton is eligible to receive a cash bonus equal to 15% of his base salary when the Company becomes cumulatively profitable. Mr. Sutton is eligible to participate in any performance bonus plans designed to reward the executive officers for attaining corporate goals as established by our Board of Directors. Additionally, the agreement requires the Company to provide Mr. Sutton with health insurance, vacation time, reimbursement for reasonable business expenses, club memberships and other customary benefits.

If Mr. Sutton’s employment is terminated by the Company for cause as defined in the agreement, or if Mr. Sutton terminates his employment without cause upon thirty days notice, he will be entitled to receive his base salary and any compensation earned through the date of termination. During the first two years of the term of the agreement, if Mr. Sutton terminates the agreement for good reason as defined in the agreement, or if the Company terminates the agreement without cause, Mr. Sutton will be eligible to receive six months base salary and any bonus or incentive earned through the date of termination. During the last year of the term of the agreement, if Mr. Sutton terminates the agreement for good reason, or if the Company terminates the agreement without cause, Mr. Sutton will be eligible to receive three months base salary and any bonus or incentive earned through the date of termination.

If the agreement is terminated without cause or for good reason within six months following a change of control, as defined in the agreement, Mr. Sutton will receive, as liquidated damages, in lieu of all other claims, a severance payment equal to two times his base salary. If Mr. Sutton terminates the agreement within six months following a change of control by providing thirty days written notice, Mr. Sutton will receive, as liquidated damages, in lieu of all other claims, a severance payment equal to the lesser of two times his base salary, or his base salary through the remainder of the term of the agreement.

David K. George — We have entered into a three-year employment agreement with David K. George regarding Mr. George’s employment as President and Senior Loan Officer of Seasons Bancshares and Seasons Bank. Under the terms of the agreement, Mr. George currently receives a base salary of $140,000 per year. Also, Mr. George is entitled to receive annual bonus compensation in an amount equal to 10% of his base salary, as of the first fiscal month that Seasons Bank attains pre-tax profits, and annual bonus compensation in an amount equal to 15% of his base salary, as of the time that Seasons Bank attains cumulative profitability. The Company provides Mr. George with health and life insurance, membership fees to a country club and an automobile for business and personal use.

At the end of each succeeding year of Mr. George’s agreement, the agreement will be extended for an additional day so that the unexpired term is always three years, unless either of the parties to the agreement gives notice of his or its intent not to extend the agreement. We will be obligated to pay Mr. George his base salary for six months if Mr. George becomes permanently disabled.

We will be obligated to pay Mr. George his base salary for 12 months if we terminate Mr. George’s employment without cause, or Mr. George terminates his employment for cause.

Additionally, upon a change of control of Seasons Bancshares, Mr. George will be entitled to severance compensation in an amount equal to two times his then effective base salary if the Company or its successor terminates his employment other than for cause. Cause for terminating employment is defined in the agreement.

The agreement also generally provides that, for a period of 12 months following the termination of Mr. George’s employment, he will not compete with Seasons Bank in the banking business nor solicit our customers or our employees. The non-competition and non-solicitation provisions of the agreement apply if Mr. George terminates his employment without cause or in connection with a change of control, or if we terminate his employment with or without cause.

Option Grants in Fiscal Year 2005

The following table sets forth information at December 31, 2005, and for the fiscal year then ended, concerning stock options granted to the executive officers listed below. The named executive officers did not exercise any options to purchase common stock of the Company during 2005. We have not granted any stock appreciation rights, restricted stock or stock incentives other than stock options.

Name	Number of Securities Underlying Options Granted	Percent of Total Options Granted to Employees in Fiscal Year	Weighted Average Exercise Price Per Share	Expiration Date

William L. Sutton	25,000	78.1%	$12.00	October 3, 2015

Nita Elliott	7,000	21.9%	$10.00	January 5, 2015

Director Compensation

Neither the Company nor the Bank will separately compensate its directors for their service as directors until the Bank earns a cumulative profit. Thereafter, the Bank will adopt compensatory policies for its directors that conform to applicable law.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial Ownership of Securities

The following table sets forth, as of March 20, 2006, the number of shares of the Company’s common stock that are beneficially owned by (a) each director of the Company, (b) each executive officer of the Company, and (c) all executive officers and directors as a group. The information shown below is based upon information furnished to the Company by the named persons. Unless otherwise indicated, each person is the record owner and has sole voting and investment power with respect to his or her shares. Additionally, the address of each person is c/o Seasons Bancshares, Inc., 336 Blue Ridge Street, Blairsville, Georgia 30512.

Information relating to beneficial ownership of the Company is based upon “beneficial ownership” concepts set forth in the rules promulgated under the Securities Exchange Act. Under these rules a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of a security, or “investment power,” which includes the power to dispose or to direct the disposition of a security. Under the rules, more than one person may be deemed to be a beneficial owner of the same securities. A person is also deemed to be a beneficial owner of any security as to which that person has the right to acquire beneficial ownership within sixty (60) days of the date of this Annual Report on Form 10-KSB.

Name	Number of Shares	Percent of Class	Nature of Beneficial Ownership

William L. Sutton	2,000	*

David K. George	75,346	7.0	Includes options to purchase 22,846 shares and a warrant to purchase 25,000 shares that are exercisable within 60 days of the date of this Annual Report.

James L. Burrell, Jr.	54,099	5.1
Includes 12,432 shares owned by an IRA for the benefit of Mr. Burrell’s spouse and 20,000 shares that Mr. Burrell has the right to purchase by exercising a warrant within 60 days of this Annual Report.

Name	Number of Shares	Percent of Class	Nature of Beneficial Ownership

Teresa L. Colditz	44,167	4.2	Includes 20,000 shares that Ms. Colditz has the right to purchase by exercising a warrant within 60 days of this Annual Report.

Lon A. Dillard	54,167	5.1	Includes 25,000 shares that Mr. Dillard has the right to purchase by exercising a warrant within 60 days of this Annual Report.

Nita Elliott	5,333	*	Includes options to purchase 5,333 shares that are exercisable within 60 days of this Annual Report.

Jeffrey H. Hall	22,000	2.1	Includes 11,000 shares that Mr. Hall has the right to purchase by exercising a warrant within 60 days of the date of this Annual Report.

John H Ketner, Jr.	10,300	*	Includes options to purchase 10,000 shares that are exercisable within 60 days of the date of this Annual Report.

T. Kenneth Kilpatrick	2,424	*	Includes 1,000 shares that Mr. Kilpatrick has the right to purchase by exercising a warrant within 60 days of the date of this Annual Report.

F. Darrell Mann	45,226	4.3	Includes 21,571 shares that Mr. Mann has the right to purchase by exercising a warrant within 60 days of the date of this Annual Report.

Timothy A. Nelson	88,275	8.2
Includes 358 shares owned by Mr. Nelson’s spouse, 750 shares owned by an IRA for the benefit of Mr. Nelson and 39,000 shares that Mr. Nelson has the right to purchase by exercising a warrant within 60 days of the date of this Annual Report.

Robert M. Thomas, Jr.	75,320	7.0	Includes 320 shares owned by Mr. Thomas’ spouse and 37,500 shares that Mr. Thomas has the right to purchase by exercising a warrant within 60 days of the date of this Annual Report.

John Mark Turner	42,670	4.1	Includes 20,085 shares that Mr. Turner has the right to purchase by exercising a warrant within 60 days of the date of this Annual Report.

All directors and executive officers as a group (13 persons)	521,327	40.4

* Less than 1% of class

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

We anticipate that our directors, officers and their affiliates, including members of their families or businesses and other organizations with which they are associated, will have banking and other transactions in the ordinary course of business with the Bank. It will be the policy of the Bank that any loans or other transactions with those persons or entities (a) will be made in accordance with applicable law and the Bank’s lending policies, (b) will be made on substantially the same terms, including price, interest rates and collateral, as those prevailing at the time for comparable transactions with other unrelated parties of similar standing, and (c) will not be expected to involve more than the normal risk of collectibility or present other unfavorable features to the Company and the Bank. In addition, all future transactions with our directors, officers and their affiliates are intended to be on terms no less favorable than could be obtained from an unaffiliated third party, and must be approved by a majority of our directors, including a majority of the directors who do not have an interest in the transaction.

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

SEASONS BANCSHARES, INC.

By:	/s/ William L. Sutton
William L. Sutton
Chief Executive Officer

Date:	May 1, 2006

EXHIBIT INDEX

Exhibit Number	Exhibit

3.1	Articles of Incorporation(1)

3.2	Bylaws(1)

4.1	Specimen Common Stock Certificate(1)

4.2	See Exhibits 3.1, and 3.2 for provisions of the Articles of Incorporation and Bylaws defining rights of holders of the Common Stock

10.1	Lease Option Agreement by and between Seasons Bancshares , Inc. and Elams Mill Partners, LLC dated September 1, 2001 (lease option for main office property) (1)

10.2	Form of Lease Agreement by and between Seasons Bancshares, Inc. and Elams Mill Partners, LLC (leasehold for main office property) (1)

10.3	Promissory Note dated July 31, 2001 executed by Seasons Bancshares, Inc. in favor of Nexity Bank and form of Commercial Guaranty (1)

10.4	Seasons Bancshares, Inc. 2001 Stock Incentive Plan (1) (2)

10.5	Form of Non-Qualified Option and form of an Incentive Stock Option(1) (2)

10.6	Employment Agreement dated as of October 11, 2001 by and among Seasons Bank, Seasons Bancshares, Inc. and David K. George(1) (2)

10.7	Employment Agreement dated as of June 3, 2002 by and among Seasons Bank, Seasons Bancshares, Inc. and David K. George (replacing the Employment Agreement at Exhibit 10.6)(2) (3)

10.8	Amendment to Option Agreement by and between Seasons Bancshares, Inc. and Elams Mill Partners, LLC dated June 5, 2002 (amending the Lease Option Agreement at Exhibit 10.1) (3)

10.9	Employment Agreement dated as of September 19, 2005 by and between Seasons Bank and William L. Sutton (4)

13.1	Seasons Bancshares, Inc. 2005 Annual Report to Shareholders

22.1	Subsidiaries of the Registrant

24.1	Power of Attorney (appears on the signature pages to this Annual Report on Form 10-KSB)

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
_________________________
(1)	Previously filed as an exhibit to the Registration Statement on Form SB-2 (Registration No. 333-84142), filed with the SEC on March 12, 2002.

(2)	Indicates a compensatory plan or contract.

(3)	Previously filed as an exhibit to Amendment No. 1 to the Registration Statement on Form SB-2 (Registration No. 333-84142), filed with the SEC on June 10, 2002.

(4)	Previously filed as an exhibit to the Current Report on Form 8-K (Commission File No. 000-50713), filed with the SEC on October 6, 2005.