Form 10KSB/A
period 2005-12-31
SEASONS BANCSHARES INC
filed 2006-05-03
CIK 1168643

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A
(Amendment No. 2)
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

EXPLANATORY NOTE
This Amendment on Form 10-KSB/A constitutes Amendment No. 2 to the registrant’s Annual Report on Form 10-KSB for the period ended December 31, 2005, which was filed with the SEC on March 20, 2006. The purposes of this Amendment No. 2 are to report information regarding the employment agreement of Nita Elliot, the registrant’s CFO in response to Part III, Item 10 of Form 10-KSB and to file Ms. Elliott’s employment agreement as Exhibit 10.10 to the Annual Report. There are no other changes to the Annual Report.

PART III

ITEM 10.	EXECUTIVE COMPENSATION

Nita Elliott — We have entered into a three-year employment agreement with Nita Elliott regarding Ms. Elliott’s employment as Chief Financial Officer of Seasons Bancshares and Seasons Bank. Under the terms of the agreement, Ms. Elliott currently receives a base salary of $102,164 per year. Also, Ms. Elliott is entitled to receive annual bonus compensation in an amount equal to 10% of her base salary, as of the first fiscal month that Seasons Bank attains pre-tax profits, and annual bonus compensation in an amount equal to 15% of her base salary, as of the time that Seasons Bank attains cumulative profitability. The Company provides Ms. Elliott with health and life insurance and membership fees to a civic association.

At the end of each day of Ms. Elliott’s agreement, the agreement will be extended for an additional day so that the unexpired term is always three years, unless either of the parties to the agreement gives notice of her or its intent not to extend the agreement. We will be obligated to pay Ms. Elliott her base salary for six months if Ms. Elliott becomes permanently disabled.

We will be obligated to pay Ms. Elliott her base salary for 12 months if we terminate Ms. Elliott’s employment without cause, or Ms. Elliott terminates her employment for cause.

Additionally, upon a change of control of Seasons Bancshares, Ms. Elliott will be entitled to severance compensation in an amount equal to two times her then effective base salary if for any reason she terminates her employment within six months of the change in control.

The agreement also generally provides that, for a period of 12 months following the termination of Ms. Elliott’s employment, she will not compete with Seasons Bank in the banking business nor solicit our customers or our employees. The non-competition and non-solicitation provisions of the agreement apply if Ms. Elliott terminates her employment without cause or in connection with a change of control, or if we terminate her employment with or without cause.

ITEM 13.	EXHIBITS

3.1	Articles of Incorporation(1)

3.2	Bylaws(1)

4.1	Specimen Common Stock Certificate(1)

4.2	See Exhibits 3.1, and 3.2 for provisions of the Articles of Incorporation and Bylaws defining rights of holders of the Common Stock

10.1	Lease Option Agreement by and between Seasons Bancshares , Inc. and Elams Mill Partners, LLC dated September 1, 2001 (lease option for main office property) (1)

10.2	Form of Lease Agreement by and between Seasons Bancshares, Inc. and Elams Mill Partners, LLC (leasehold for main office property) (1)

10.3	Promissory Note dated July 31, 2001 executed by Seasons Bancshares, Inc. in favor of Nexity Bank and form of Commercial Guaranty (1)

10.4	Seasons Bancshares, Inc. 2001 Stock Incentive Plan (1) (2)

1

10.5	Form of Non-Qualified Option and form of an Incentive Stock Option(1) (2)

10.6	Employment Agreement dated as of October 11, 2001 by and among Seasons Bank, Seasons Bancshares, Inc. and David K. George(1) (2)

10.7	Employment Agreement dated as of June 3, 2002 by and among Seasons Bank, Seasons Bancshares, Inc. and David K. George (replacing the Employment Agreement at Exhibit 10.6)(2) (3)

10.8	Amendment to Option Agreement by and between Seasons Bancshares, Inc. and Elams Mill Partners, LLC dated June 5, 2002 (amending the Lease Option Agreement at Exhibit 10.1) (3)

10.9	Employment Agreement dated as of September 19, 2005 by and between Seasons Bank and William L. Sutton (4)

10.10	Employment Agreement dated as of October 17, 2002 by and among Seasons Bank, Seasons Bancshares, Inc. and Nita Elliott

13.1	Seasons Bancshares, Inc. 2005 Annual Report to Shareholders(5)

22.1	Subsidiaries of the Registrant(5)

24.1	Power of Attorney (appears on the signature pages to this Annual Report on Form 10-KSB)

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
_________________________
(1)	Previously filed as an exhibit to the Registration Statement on Form SB-2 (Registration No. 333-84142), filed with the SEC on March 12, 2002.

(2)	Indicates a compensatory plan or contract.

(3)	Previously filed as an exhibit to Amendment No. 1 to the Registration Statement on Form SB-2 (Registration No. 333-84142), filed with the SEC on June 10, 2002.

(4)	Previously filed as an exhibit to the Current Report on Form 8-K (Commission File No. 000-50713), filed with the SEC on October 6, 2005.

(5)	Previously filed as an exhibit to the Annual Report on Form 10-KSB (Commission File No. 000-50713), filed with the SEC on March 20, 2006.

2

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEASONS BANCSHARES, INC.

By:	/s/ William L. Sutton
William L. Sutton
Chief Executive Officer

Date:	May 3, 2006

3

EXHIBIT INDEX

Exhibit Number	Exhibit

3.1	Articles of Incorporation(1)

3.2	Bylaws(1)

4.1	Specimen Common Stock Certificate(1)

4.2	See Exhibits 3.1, and 3.2 for provisions of the Articles of Incorporation and Bylaws defining rights of holders of the Common Stock

10.1	Lease Option Agreement by and between Seasons Bancshares , Inc. and Elams Mill Partners, LLC dated September 1, 2001 (lease option for main office property) (1)

10.2	Form of Lease Agreement by and between Seasons Bancshares, Inc. and Elams Mill Partners, LLC (leasehold for main office property) (1)

10.3	Promissory Note dated July 31, 2001 executed by Seasons Bancshares, Inc. in favor of Nexity Bank and form of Commercial Guaranty (1)

10.4	Seasons Bancshares, Inc. 2001 Stock Incentive Plan (1) (2)

10.5	Form of Non-Qualified Option and form of an Incentive Stock Option(1) (2)

10.6	Employment Agreement dated as of October 11, 2001 by and among Seasons Bank, Seasons Bancshares, Inc. and David K. George(1) (2)

10.7	Employment Agreement dated as of June 3, 2002 by and among Seasons Bank, Seasons Bancshares, Inc. and David K. George (replacing the Employment Agreement at Exhibit 10.6)(2) (3)

10.8	Amendment to Option Agreement by and between Seasons Bancshares, Inc. and Elams Mill Partners, LLC dated June 5, 2002 (amending the Lease Option Agreement at Exhibit 10.1) (3)

10.9	Employment Agreement dated as of September 19, 2005 by and between Seasons Bank and William L. Sutton (4)

10.10	Employment Agreement dated as of October 17, 2002 by and among Seasons Bank, Seasons Bancshares, Inc. and Nita Elliott

13.1	Seasons Bancshares, Inc. 2005 Annual Report to Shareholders(5)

22.1	Subsidiaries of the Registrant(5)

24.1	Power of Attorney (appears on the signature pages to this Annual Report on Form 10-KSB)

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
_________________________
(1)	Previously filed as an exhibit to the Registration Statement on Form SB-2 (Registration No. 333-84142), filed with the SEC on March 12, 2002.

(2)	Indicates a compensatory plan or contract.

(3)	Previously filed as an exhibit to Amendment No. 1 to the Registration Statement on Form SB-2 (Registration No. 333-84142), filed with the SEC on June 10, 2002.

(4)	Previously filed as an exhibit to the Current Report on Form 8-K (Commission File No. 000-50713), filed with the SEC on October 6, 2005.

(5)	Previously filed as an exhibit to the Annual Report on Form 10-KSB (Commission File No. 000-50713), filed with the SEC on March 20, 2006.