Form 10QSB
period 2006-03-31
SEASONS BANCSHARES INC
filed 2006-05-12
CIK 1168643

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  March 31, 2006

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
YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
YES  ☐    NO  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of May 12, 2006:
1,032,890 shares, $1.00 par value

Transitional Small Business Disclosure Format
YES  ☐    NO  ☒

SEASONS BANCSHARES, INC.
AND SUBSIDIARY

Index

PART I  -  FINANCIAL INFORMATION
ITEM I.	FINANCIAL STATEMENTS

SEASONS BANCSHARES, INC.
AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
MARCH 31, 2006 AND DECEMBER 31, 2005
(Unaudited)

Assets	2006	2005

Cash and due from banks	$1,350,587	$1,185,008
Interest-bearing deposits in banks	40,599	80,139
Federal funds sold	127,000	464,000
Securities available-for-sale, at fair value	6,608,436	6,176,439
Restricted equity securities, at cost	353,900	334,200
Loans, net of unearned loan fees	69,942,123	64,493,962
Less allowance for loan losses	969,743	900,123
Loans, net	68,972,380	63,593,839

Premises and equipment	3,315,241	3,313,720
Other assets	595,558	610,529

Total assets	$81,363,701	$75,757,874

Liabilities and Stockholder's Equity

Deposits
Noninterest-bearing	$6,652,470	$5,898,811
Interest-bearing	62,626,770	57,992,799
Total deposits	69,279,240	63,891,610
Other borrowings	3,900,000	4,400,000
Other liabilities	330,423	325,653
Total liabilities	73,509,663	68,617,263

Commitments and contingencies

Stockholder's equity
Preferred stock, no par value; 2,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $1 par value; 10,000,000 sharesauthorized; 1,032,890 and 973,471 shares issued and outstanding	1,032,890	973,471
Capital surplus	9,322,610	8,709,565
Accumulated deficit	(2,420,434)	(2,458,324)
Accumulated other comprehensive loss	(81,028)	(84,101)
Total stockholder's equity	7,854,038	7,140,611

Total liabilities and stockholder's equity	$81,363,701	$75,757,874

See Notes to Consolidated Financial Statements.

Index

SEASONS BANCSHARES, INC.
AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
THREE MONTHS ENDED MARCH 31, 2006 AND 2005
(Unaudited)
	2006	2005
Interest income
Loans	$1,414,127	$773,751
Taxable securities	57,311	43,755
Federal funds sold	7,257	1,952
Interest on deposits in other banks	2,261	942
Total interest income	1,480,956	820,400

Interest expense
Deposits	593,024	287,028
Other borrowings	33,134	2,952
Total interest expense	626,158	289,980

Net interest income	854,798	530,420
Provision for loan losses	110,000	71,000
Net interest income after provision for loan losses	744,798	459,420

Other income
Service charges, fees and other income	48,647	32,889
Total other income	48,647	32,889

Other expenses
Salaries and employee benefits	387,954	282,418
Occupancy and equipment expenses	132,063	119,098
Other operating expenses	235,538	180,547
Total other expenses	755,555	582,063

Net income (loss) before income taxes	37,890	(89,754)

Income taxes	-	-

Net income (loss)	37,890	(89,754)

Other comprehensive income (loss):
Unrealized gains (losses) on securities available-for-sale arising during period	3,073	(49,259)

Comprehensive income (loss)	$40,963	$(139,013)

Basic and diluted earnings (losses) per share	$0.04	$(0.10)

Cash dividends per share	$-	$-

See Notes to Consolidated Financial Statements.

Index

SEASONS BANCSHARES, INC.
AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2006 AND 2005
(Unaudited)

	2006	2005
OPERATING ACTIVITIES
Net income (loss)	$37,890	$(89,754)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	54,096	44,480
Provision for loan losses	110,000	71,000
Increase in interest receivable	(40,697)	(38,747)
Increase in interest payable	5,158	645
Stock compensation expense	36,971	-
Other operating activities	55,281	(63,109)

Net cash provided by (used in) operating activities	258,699	(75,485)

INVESTING ACTIVITIES
Net decrease in federal funds sold	337,000	840,000
Net (increase) decrease in interest-bearing deposits in banks	39,540	(31,011)
Purchases of securities available-for-sale	(2,000,000)	-
Proceeds from maturities of securities available-for-sale	1,571,075	92,263
Net increase in loans	(5,488,541)	(5,395,537)
Net increase in restricted equity securities	(19,700)	(267,500)
Purchase of premises, equipment and computer software	(55,617)	(221,427)

Net cash used in investing activities	(5,616,243)	(4,983,212)

FINANCING ACTIVITIES
Net increase in deposits	5,387,630	(1,098,808)
Net proceeds from other borrowings	(500,000)	5,200,000
Net proceeds from sale of stock	635,493	-

Net cash provided by financing activities	5,523,123	4,101,192

Net increase (decrease) in cash and due from banks	165,579	(957,505)

Cash and due from banks, beginning of period	1,185,008	1,656,205

Cash and due from banks, end of period	$1,350,587	$698,700

SUPPLEMENTAL DISCLOSURES
Cash paid during period for:
Interest	$621,000	$289,335

Income taxes	$-	$-

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

In March 2005, the Company opened a branch in Blue Ridge, Georgia that provides a full range of banking services in its primary market area of Fannin County and the surrounding counties.

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for a fair statement of results for the interim periods.

The results of operations for the three-month period ended March 31, 2006 are not necessarily indicative of the results to be expected for the full year.

NOTE 2.	STOCK COMPENSATION PLANS

At March 31, 2006, the Company has two stock-based employee/director compensation plans which are more fully described in Note 7 of the consolidated financial statements in the Annual Report on Form 10-KSB for the year ended December 31, 2005. Prior to January 1, 2006, the Company accounted for those plans under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation. No stock-based employee/director compensation cost was recognized in the Statement of Operations for the year ended December 31, 2005, nor in the three-month period ended March 31, 2005, as all options and warrants granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment, using the modified-prospective-transition method. Under that transition method, compensation cost recognized in the first quarter of 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of Statement 123, and (b) compensation cost for all share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R). Results for prior periods have not been restated.

As a result of adopting Statement 123(R) on January 1, 2006, the Company’s income before income taxes and net income for the quarter ended March 31, 2006, are $36,971 lower than if it had continued to account for share-based compensation under Opinion 25. Basic and diluted earnings per share for the quarter ended March 31, 2006 would have been $.07, if the Company had not adopted Statement 123(R), compared to reported basic and diluted earnings per share of $0.04.

Index

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Prior to the adoption of Statement 123(R), the Company presented all tax benefits of deductions resulting from the exercise of stock options and warrants as operating cash flows in the Statement of Cash Flows. Statement 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options and warrants (excess tax benefits) to be classified as financing cash flows. The Company had no cash flows resulting from excess tax benefits.

At March 31, 2006, there was $117,394 of unrecognized compensation cost related to stock-based payments, which is expected to be recognized over a weighted-average period of 2.4 years.

The following table illustrates the effect on net loss and losses per share if the Company had applied the fair value recognition provisions of Statement 123 to options and warrants granted under the Company’s stock option and warrant plans for the three months ended March 31, 2005.

Three Months Ended March 31,
2005
_____________
Net loss, as reported	$(89,754)

Add: Stock-based employee compensation expense included in reported net loss	-

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(75,414)

Pro forma net loss	$(165,168)

Losses per share:
Basic - as reported	$(0.10)
Basic - pro forma	$(0.18)
Diluted - as reported	$(0.10)
Diluted - pro forma	$(0.18)

The following table represents stock activity for the fixed stock option and warrant plans for the three months ended March 31, 2006:

	Three Months Ended March 31, 2006
	Number	Weighted- Average Exercise Price	Weighted- average Remaining Contractual Life
Under option, beginning of period	294,002	$10.17
Granted	-	-
Exercised	-	-
Forfeited	-	-
Under option, end of period	294,002	$10.17	7.17 years
Exercisable at end of period	258,335	$10.00	6.88 years

Index

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Shares available for future stock option grants to employees under existing plans was 63,229 at March 31, 2006. At March 31, 2006, the aggregate intrinsic value of options and warrants outstanding was $538,004, and the aggregate intrinsic value of options and warrants exercisable was $516,670. Total intrinsic value of options and warrants exercised was $-0- for the three months ended March 31, 2006.

The following table represents the status of the nonvested options for the fixed stock option and warrant plans for the three months ended March 31, 2006:

	Three Months Ended March 31, 2006
	Number	Weighted- average Grant-Date Fair Value
Nonvested, beginning of period	120,005	$3.70
Granted	-	-
Vested	84,338	3.61
Forfeited	-	-
Nonvested, end of period	35,667	$3.91

A further summary of the options and warrants outstanding at March 31, 2006 follows:

	Options and Warrants Outstanding			Options and Warrants Exercisable
Range of Exercise Prices	Number	Weighted- average Contractual Life in Years	Weighted- Average Exercise Price	Number	Weighted- Average Exercise Price

$10.00 - $12.00	294,002	7.17 years	$10.17	258,335	$10.00

NOTE 3.	EARNINGS (LOSSES) PER SHARE

Basic earnings (losses) per share are computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding. Diluted losses per share are computed by dividing net income (loss) by the sum of the weighted average number of shares of common stock outstanding and potential common shares. Potential common shares consist of stock options and stock warrants.

Index

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Presented below is a summary of the components used to calculate basic and diluted earnings (losses) per common share:

	Three Months Ended March 31,
	2006	2005
Basic Earnings (Losses) Per Share:
Weighted average common shares outstanding	1,022,519	913,834

Net income (loss)	$37,890	$(89,754)

Basic earnings (losses) per share	$.04	$(.10)

Diluted Earnings (Losses) Per Share:
Weighted average common shares outstanding	1,022,519	913,834
Net effect of the assumed exercise of stock options and warrants based on the treasury stock using average market prices for the period	33,510	-
Total weighted average common shares and common stock equivalents outstanding	1,056,029	913,834

Net income (loss)	$37,890	$(89,754)

Diluted earnings (losses) per share	$.04	$(.10)

NOTE 4.	BUSINESS COMBINATION

On March 21, 2006, the Company entered into a definitive agreement and plan of merger with NBC Capital Corporation (“NBC”), a Mississippi corporation. The respective Boards of Directors of each of NBC and Seasons Bancshares, Inc. have determined that it is in the best interests of their respective companies and stockholders to consummate a business combination transaction in which Seasons Bancshares, Inc. will merge with and into NBC and simultaneously Seasons Bank will merge with and into Cadence Bank, N.A., a national bank and wholly-owned subsidiary of NBC.

The merger is expected to close during the fourth quarter of 2006.

Index

SEASONS BANCSHARES, INC. AND SUBSIDIARY

Part I.	Financial Information
Item2.	Management's Discussion and Analysis

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

Critical Accounting Policies

We have adopted various accounting policies which govern the application of accounting principles generally accepted in the United States in the preparation of our financial statements. Our significant accounting policies are described in the footnotes to the financial statements at December 31, 2005 as filed in our annual report on Form 10-KSB. Certain accounting policies involve significant judgments and assumptions by us which have a material impact on the carrying value of certain assets and liabilities. We consider these accounting policies to be critical accounting policies. The judgments and assumptions we use are based on historical experience and other factors, which we believe to be reasonable under the circumstances. Because of the nature of the judgments and assumptions we make, actual results could differ from these judgments and estimates which could have a material impact on our carrying values of assets and liabilities and our results of operations.

Index

SEASONS BANCSHARES, INC. AND SUBSIDIARY

Part I.	Financial Information
Item2.	Management's Discussion and Analysis

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

Both we and the regulatory authorities monitor the liquidity of our subsidiary bank on a periodic basis. We believe the liquidity of our bank as of March 31, 2006 is adequate to support the cash flow requirements of its customers. We will continue to monitor and make adjustments as deemed necessary.

The Company’s primary sources of liquidity are customer deposits, other borrowings, loan repayments and securities available for sale. If additional funding sources re needed, the Company has access to federal fund lines at correspondent banks of $4.5 million. Additionally, the subsidiary bank is a member of the Federal Home Loan Bank of Atlanta, which provides access to FHLB lending sources. Lines of credit with the FHLB totaling $5.2 million were available on March 31, 2006, of which $3.9 million was outstanding.

Requirements by banking regulators include the monitoring of risk-based capital guidelines for banks that are designed to make capital requirements more sensitive to differences in risk profiles and account for off balance sheet items. We exceeded the regulatory minimums on capital requirements and ratios as of March 31, 2006. Our shareholders’ equity increased during the first quarter of 2006 primarily due to proceeds from the sale of common stock of $713,028 with the stock sale cost of $77,535, net income of $37,890, and unrealized gain on securities available for sale of which $3,073 has been recorded as a component of accumulated other comprehensive loss in stockholders’ equity. We monitor these amounts and ratios on a frequent basis. The minimum capital requirements and the actual capital ratios for the company and the bank as of March 31, 2006 are as follows:

	Actual

	Seasons Bancshares, Inc.	Seasons Bank	Regulatory Requirements
	______________	______________	______________
Leverage capital ratio	10.04%	9.41%	4.00%
Risk-based capital ratios:
Core capital	11.48%	10.76%	4.00%
Total capital	12.72%	12.00%	8.00%

Off-Balance Sheet Arrangements

Through the operations of our bank, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. At March 31, 2006, we had issued unfunded commitments to extend credit of $10,127,000 through various types of lending arrangements. We evaluate each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate.

If needed, we have the ability on a short-term basis to borrow and purchase federal funds from other financial institutions. At March 31, 2006, we had arrangements with three commercial banks for short-term advances of $4,500,000 and a line of credit with FHLB of Atlanta for advances secured by residential 1-4 first mortgages of $5,200,000.

Index

SEASONS BANCSHARES, INC. AND SUBSIDIARY

Part I.	Financial Information
Item2.	Management's Discussion and Analysis

Financial Condition

Total assets at March 31, 2006 were approximately $81,364,000 as compared to $75,758,000 as of December 31, 2005 for an increase of $5,606,000, or 7.40%. During the quarter ended March 31, 2006, our loans grew to $69,942,000 as compared to $64,494,000 at December 31, 2005 for an increase of $5,448,000. The increase was primarily funded by deposit growth of $5,387,000 and decreased federal funds sold of $337,000.

We expect continued growth in assets and liabilities during the remainder of 2006. We will monitor growth and seek to maintain a proper mix of types, maturities, and interest rates. We believe that our current capital and liquidity levels are adequate to support the current growth of the bank.

Our total equity increased by $713,427 during the quarter ended March 31, 2006, due to the net income for the quarter of $37,890, unrealized gain in our securities available for sale category of $3,073, proceeds from sale of stock of $713,028 less the stock sale costs of $77,535, and the recording of a credit of $36,971 associated with stock based compensation.

Results of Operations for the Three Months Ended March 31, 2006 and 2005

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

Net income for the three-month period ended March 31, 2006 was $37,890. The net gain for the quarter was primarily due to an increase in interest-earning assets, primarily loans.

Net loss for the three-month period ended March 31, 2005 was $89,754. The net loss for the quarter was primarily due to the cost of opening a new branch in the first quarter 2005.

Our net interest income increased by $324,000 in the first quarter of 2006 as compared to the same period in 2005. The increase in net interest income is attributed to an increase in average outstanding loans. Our net interest margin was 4.66% for the quarter ended March 31, 2006 as compared to 4.23% for the first quarter of 2005. Our yield on total earning assets was 8.05% as compared to 6.54% for the first quarter of 2005. Our cost of funds was 3.54% for the quarter ended March 31, 2006 as compared to 2.45% for the first quarter of 2005.

The provision for loan losses was $110,000 and $71,000, respectively, as of March 31, 2006 and 2005. The amounts provided are due to loan growth and to our assessment of the inherent risk in the portfolio. Management believes that the $970,000 in the allowance for loan losses at March 31, 2006, or approximately 1.41% of total net outstanding loans, is adequate to absorb known risks in the portfolio. No assurance can be given, however, that increased loan volume, and adverse economic conditions or other circumstances will not result in increased losses in our loan portfolio.

Index

SEASONS BANCSHARES, INC. AND SUBSIDIARY

Part I.	Financial Information
Item2.	Management's Discussion and Analysis

Information with respect to non-accrual, past due and restructured loans at March 31, 2006 and 2005 is as follows:

	2006	2005
	(Dollars in Thousands)

Non-accrual loans	$684	4
Loans contractually past due ninety days or more as to interest or principal payments and still accruing	0	42
Restructured loans	0	0
Loans, now current about which there are serious doubts as to the ability of the borrower to comply with loan repayment terms	0	0
Interest income that would have been recorded on non-accrual and restructured loans under original terms	23	0
Interest income that was recorded on non-accrual and restructured loans	0	0

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

Index

SEASONS BANCSHARES, INC. AND SUBSIDIARY

Part I.	Financial Information
Item2.	Management's Discussion and Analysis

Information regarding certain loans and allowance for loan loss data at March 31, 2006 and 2005 (Dollars in Thousands) is as follows:

	2006	2005

Average amount of loans outstanding	$68,319	$43,854

Balance of allowance for loan losses at beginning of period	$900	$539

Loans charged off
Commercial and financial	0	13
Real estate mortgage	47	0
Installment	10	2
	57	15

Loans recovered
Commercial and financial	0	0
Real estate mortgage	14	0
Installment	3	0
	17	0

Net charge-offs	40	15

Additions to allowance charged to operating expense during period	110	71

Balance of allowance for loan losses at end of period	$970	$595

Ratio of net loans charged off during the period to average loans outstanding	.06%	.03%

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

Index

SEASONS BANCSHARES, INC. AND SUBSIDIARY

Part I.	Financial Information
Item2.	Management's Discussion and Analysis

Other income was approximately $49,000 and $33,000, respectively, for the three months ended March 31, 2006 and 2005. Other income consists primarily of service charges on deposit accounts that include monthly service charges on transaction accounts, insufficient funds charges, and miscellaneous maintenance fees. The increase in service charge income is directly related to the growth of our deposits.

Other expenses increased by $173,000 during the three months ended March 31, 2006 compared to the quarter ended March 31, 2005, due primarily to increased salaries and other items related to the growth of the Bank.

Salaries and employee benefits increased $105,000 for the three-month period ended March 31, 2006 compared to the same period in 2005 due to staffing requirements needed to manage the Bank’s growth. The number of full-time equivalent employees was 26 at March 31, 2006 as compared to 21 at March 31, 2005. Occupancy and equipment and other operating expenses increased $13,000 during the three months ended March 31, 2006 compared to the same period during 2005 due primarily to increased depreciation expense and the overall growth of the branch. Other operating expenses increased $55,000 during the three months ended March 31, 2006 compared to the same period during 2005 due primarily to general growth of the Company.

We will be subject to federal and state income taxes when taxable income is generated. No income taxes have been accrued for the three months ended March 31, 2006 and 2005 because of operating losses incurred to date.

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

Index

SEASONS BANCSHARES, INC. AND SUBSIDIARY

PART II - OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

None.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5.	OTHER INFORMATION

None.

Item 6.	EXHIBITS

2.1
Agreement and Plan of Merger by and between NBC Capital Corporation and Seasons Bancshares, Inc. dated March 21, 2006 (previously filed as an exhibit to the Current Report on Form 8-K (Commission File No. 000-50713), filed with the SEC on March 24, 2006)

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

SEASONS BANCSHARES, INC.
(Registrant)

Date:	May 12, 2006	/s/ William L. Sutton
William L. Sutton
Chief Executive Officer
(Principal Executive Officer)

Date:	May 12, 2006	/s/ Nita Elliott
Nita Elliott
Chief Financial Officer
(Principal Accounting Officer)