Form 10QSB
period 2006-06-30
SEASONS BANCSHARES INC
filed 2006-08-11
CIK 1168643

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

On August 10, 2006, the issuer had 1,032,890 shares of common stock outstanding.

Transitional Small Business Disclosure Format
YES ☐  NO  ☒

SEASONS BANCSHARES, INC.
AND SUBSIDIARY

Index

PART I - FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS

SEASONS BANCSHARES, INC.
AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
JUNE 30, 2006 AND DECEMBER 31, 2005
(Unaudited)

Assets	2006	2005

Cash and due from banks	$1,236,306	$1,185,008
Interest bearing deposits in banks	26,444	80,139
Federal funds sold	-	464,000
Securities available-for-sale, at fair value	6,529,953	6,176,439
Restricted equity securities, at cost	331,400	334,200
Loans net of unearned loan fees	75,302,903	64,493,962
Less allowance for loan losses	1,009,547	900,123
Loans, net	74,293,356	63,593,839

Premises and equipment	3,450,382	3,313,720
Other assets	691,031	610,529

Total assets	$86,558,872	$75,757,874

Liabilities and Stockholder's Equity

Deposits
Noninterest-bearing	$5,528,119	$5,898,811
Interest-bearing	68,011,987	57,992,799
Total deposits	73,540,106	63,891,610

Federal funds purchased	774,000	-
Other borrowings	4,000,000	4,400,000
Other liabilities	425,190	325,653
Total liabilities	78,739,296	68,617,263

Commitments and contingencies

Stockholder's equity
Preferred stock, no par value; 2,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $1 par value; 10,000,000 shares authorized; 1,032,890 and 973,471 shares issued and outstanding	1,032,890	973,471
Capital surplus	9,334,891	8,709,565
Accumulated deficit	(2,456,543)	(2,458,324)
Accumulated other comprehensive loss	(91,662)	(84,101)
Total stockholder's equity	7,819,576	7,140,611
Total liabilities and stockholder's equity	$86,558,872	$75,757,874

See Notes to Consolidated Financial Statements.

Index

SEASONS BANCSHARES, INC.
AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
THREE MONTHS ENDED JUNE 30, 2006 AND 2005
AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005
(Unaudited)

	Three Months	Three Months	Six Months	Six Months
	Ended June 30,	Ended June 30,	Ended June 30,	Ended June 30,
	2006	2005	2006	2005

Interest income
Loans	$1,607,219	$977,209	$3,021,346	$1,750,960
Taxable securities	69,037	42,495	126,348	86,250
Federal funds sold	3,569	333	10,826	2,285
Interest on deposits in other banks	1,191	156	3,452	1,098
Total interest income	1,681,016	1,020,193	3,161,972	1,840,593

Interest expense
Deposits	660,808	344,578	1,253,832	631,606
Other borrowings	60,930	63,742	94,064	66,694
Total interest expense	721,738	408,320	1,347,896	698,300

Net interest income	959,278	611,873	1,814,076	1,142,293
Provision for loan losses	198,000	126,000	308,000	197,000
Net interest income
Net interest income after provision for loan losses	761,278	485,873	1,506,076	945,293

Other income
Service charges, fees and other income	76,442	35,160	125,089	68,049
Total other income	76,442	35,160	125,089	68,049

Other expenses
Salaries and employee benefits	347,928	264,278	735,882	546,696
Occupancy and equipment expenses	167,041	130,047	299,104	249,145
Other operating expenses	358,859	227,852	594,397	408,399
Total other expenses	873,828	622,177	1,629,383	1,204,240

Net income (loss) before income taxes	(36,108)	(101,144)	1,782	(190,898)

Income taxes	-	-	-	-

Net income (loss)	(36,108)	(101,144)	1,782	(190,898)

Other comprehensive loss:
Unrealized gains (losses) on securities available-for- sale arising during period	(10,634)	17,084	(7,561)	(32,175)

Comprehensive loss	$(46,742)	$(84,060)	$(5,779)	$(223,073)

Basic and diluted earnings (losses) per share	$(0.03)	$(0.11)	$-	$(0.21)

Cash dividends per share	$-	$-	$-	$-

See Notes to Consolidated Financial Statements.

Index

SEASONS BANCSHARES, INC.
AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2006 AND 2005
(Unaudited)

	2006	2005
OPERATING ACTIVITIES
Net income (loss)	$1,782	$(190,898)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	116,827	94,348
Provision for loan losses	308,000	197,000
Increase in interest receivable	(165,441)	(125,585)
Increase in interest payable	72,150	40,709
Stock compensation expense	49,252	-
Other operating activities	112,325	(18,634)

Net cash provided by (used in) operating activities	494,895	(3,060)

INVESTING ACTIVITIES
Net decrease in federal funds sold	464,000	1,094,000
Net (increase) decrease in interest-bearing deposits in banks	53,695	(99,419)
Purchases of securities available-for-sale	(3,000,000)	-
Proceeds from maturities of securities available-for-sale	2,638,925	198,745
Net increase in loans	(11,007,517)	(15,267,309)
Net (increase) decrease in restricted equity securities	2,800	(299,000)
Purchase of premises and equipment and computer software	(253,489)	(448,399)

Net cash used in investing activities	(11,101,586)	(14,821,382)

FINANCING ACTIVITIES
Net increase in deposits	9,648,496	9,791,649
Net increase (decrease) in other borrowings	(400,000)	3,900,000
Net increase in federal funds purchased	774,000	80,000
Net proceeds from sale of stock	635,493	-

Net cash provided by financing activities	10,657,989	13,771,649

Net increase (decrease) in cash and due from banks	51,298	(1,052,793)

Cash and due from banks, beginning of period	1,185,008	1,656,205

Cash and due from banks, end of period	$1,236,306	$603,412

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$1,275,746	$657,591

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

In March 2005, the Company opened a branch in Blue Ridge, Georgia that provides a full range of banking services in it primary market area of Fannin County and the surrounding counties.

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for a fair statement of results for the interim periods.

The results of operations for the three and six month periods ended June 30, 2006, are not necessarily indicative of the results to be expected for the full year.

NOTE 2.	STOCK COMPENSATION PLANS

At June 30, 2006, the Company has two stock-based employee/director compensation plans which are more fully described in Note 7 of the consolidated financial statements in the Annual Report on Form 10-KSB for the year ended December 31, 2005. Prior to January 1, 2006, the Company accounted for those plans under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation. No stock-based employee/director compensation cost was recognized in the Statement of Operations for the year ended December 31, 2005, nor in the three and six month periods ended June 30, 2006, as all options and warrants granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R). Share-Based Payment, using the modified-prospective-transition method. Under that transition method, compensation cost recognized in the first six months and second quarter of 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of Statement 123 and (b) compensation cost for all share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance wit the provisions of Statement 123(R). Results for prior periods have not been restated.

As a result of adopting Statement 123 (R) on January 1, 2006, the Company’s income before income taxes and net income for the three and six months ended June 30, 2006, are $12,281 and $49,252 lower, respectively, than if it had continued to account for share-based compensation under Opinion 25.

Prior to the adoption of Statement 123 (R), the Company presented all tax benefits of deductions resulting from the exercise of stock options and warrants as operating cash flows in the Statement of Cash Flows, Statement 123 (R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options and warrants (excess tax benefits) to be classified as financing cash flows. The Company had no cash flows resulting from excess tax benefits.

At June 30, 2006, there was $105,113 of unrecognized compensation cost related to stock-based payments, which is expected to be recognized over a weighted-average period of 2.1 years.

Index

The following table illustrates the effect on net loss and losses per share if the Company had applied the fair value recognition provisions of Statement 123 to options and warrants granted under the Company’s stock option and warrant plans for the three and six months ended June 30, 2005.

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005

Net loss, as reported	$(101,144)	$(190,898)
Add: Stock-based employee compensation expense included in reported net loss	-	-
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(77,240)	(152,654)
Pro forma net loss	$(178,384)	$(343,552)
Losses per share:
Basic - as reported	$(.11)	$(.21)
Basic - pro forma	$(.20)	$(.38)
Diluted - as reported	$(.11)	$(.21)
Diluted - pro forma	$(.20)	$(.38)

The following table represents stock activity for the fixed stock option and warrant plans for the three and six months ended June 30, 2006:

	Three and Six Months Ended June 30, 2006
	Number	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life
Under option, beginning of period	294,002	$10.17
Granted	-	-
Exercised	-	-
Forfeited	-	-
Under option, end of period	294,002	10.17	6.93 years
Exercisable at end of period	260,335	10.00	6.64 years

Shares available for future stock option grants to employees under existing plans was 63,229 at June 30, 2006. At June 30, 2006, the aggregate intrinsic value of options and warrants outstanding was $538,004, and the aggregate intrinsic value of options and warrants exercisable was 520,670. Total intrinsic value of options and warrants exercised was $-0- for the three and six months ended June 30, 2006.

Index

The following table represents the status of the nonvested options for the fixed stock option and warrant plans for the three and six months ended June 30, 2006:

	Three Months Ended June 30, 2006		Six Months Ended June 30, 2006
	Number	Weighted- average Grant-Date Fair Value	Number	Weighted- average Grant-Date Fair Value

Nonvested, beginning of period	35,667	$3.91	120,005	$3.70
Granted	-	-	-	-
Vested	2,000	3.46	86,338	3.60
Forfeited	-	-	-	-
Nonvested, end of period	33,667	$3.94	33,667	$3.94

A further summary of the options and warrants outstanding at June 30, 2006 follows:

	Options and Warrants Outstanding			Options and Warrants Exercisable
Range of Exercise Prices	Number	Weighted-average Contractual Life in Years	Weighted-Average Exercise Price	Number	Weighted-average Exercise Price

$10.00 - $12.00	294,002	6.93 years	$10.17	260,335	$10.00

NOTE 3.	EARNINGS (LOSSES) PER SHARE

Basic earnings (losses) per share are computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding. Diluted losses per share are computed by dividing net income (loss) by the sum of the weighted average number of shares of common stock outstanding and potential common shares. Potential common shares consist of stock options and stock warrants.

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Basic Earnings (Losses) Per Share:
Weighted average common shares outstanding	1,032,890	913,834	1,017,132	913,834
	-	-	-	-
Net income (loss)	$(36,108)	$(101,144)	$1,782	$(190,898)

Basic earnings (losses) per share	$(.03)	$(.11)	$-	$(.21)

Diluted Earnings (Losses) Per Share:
Weighted average common shares outstanding	1,032,890	913,834	1,017,132	913,834
Net effect of the assumed exercise of stock options and warrants based on the treasury stock using average market prices for the period	-	-	34,022	-
Total weighted average common shares and common stock equivalents outstanding	1,032,890	913,834	1,051,154	913,834

Net income (loss)	$(36,108)	$(101,144)	$1,782	$(190,898)

Diluted earnings (losses) per share	$(.03)	$(.11)	$-	$(.21)

Index

NOTE 4	BUSINESS COMBINATION

On March 21, 2006, the Company entered into a definitive agreement and plan of merger with Cadence Financial Corporation (“Cadence”), a Mississippi corporation. The respective Boards of Directors of each of Cadence and Seasons Bancshares, Inc. have determined that it is in the best interests of their respective companies and stockholders to consummate a business combination transaction in which Seasons Bancshares, Inc. will merge with and into Cadence and simultaneously Seasons Bank will merge with and into Cadence Bank, N.A., a national bank and wholly-owned subsidiary of Cadence.

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

Both we and the regulatory authorities monitor the liquidity of our subsidiary bank on a periodic basis. We believe the liquidity of our bank as of June 30, 2006 is adequate to support the cash flow requirements of its customers. We will continue to monitor and make adjustments as deemed necessary.

The Company’s primary sources of liquidity are customer deposits, other borrowings, loan repayments and securities available-for-sale. If additional funding sources are needed, the Company has access to federal fund lines at correspondent banks of $4.5 million. Additionally, the Bank is a member of the Federal Home Loan Bank of Atlanta, which provides access to FHLB lending sources. Lines of credit with the FHLB totaling $4.4 million were available on June 30, 2006, of which $4.0 million was outstanding.

Requirements by banking regulators include the monitoring of risk-based capital guidelines for banks that are designed to make capital requirements more sensitive to differences in risk profiles and account for off balance sheet items. We exceeded the regulatory minimums on capital requirements and ratios as of June 30, 2006. We monitor these amounts and ratios on a frequent basis. The minimum capital requirements and the actual capital ratios for the Company and the Bank as of June 30, 2006 are as follows:

	Actual

	Seasons Bancshares, Inc.	Seasons Bank	Regulatory Requirements

Leverage capital ratio	9.28%	8.84%	4.00%
Risk-based capital ratios:
Core capital	10.77%	10.27%	4.00%
Total capital	12.04%	11.52%	8.00%

Off-Balance Sheet Arrangements

Through the operations of our bank, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. At June 30, 2006, we had issued unfunded commitments to extend credit of $11,603,000 through various types of lending arrangements. We evaluate each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate.

If needed, we have the ability on a short-term basis to borrow and purchase federal funds from other financial institutions. At June 30, 2006, we had arrangements with three commercial banks for short-term advances of $4,500,000 and a line of credit with FHLB Atlanta for advances secured by residential 1-4 family first mortgages of $4,400,000.

Index

SEASONS BANCSHARES, INC. AND SUBSIDIARY

Part I. Financial Information
Item 2. Management’s Discussion and Analysis

Financial Condition

Total assets at June 30, 2006 were approximately $86,559,000 as compared to approximately $75,758,000 as of December 31, 2005. During the six months ended June 30, 2006, our loans grew to approximately $75,303,000 as compared to approximately $64,494,000 at December 31, 2005, an increase of $10,809,000. This increase was primarily funded by federal funds purchased of $774,000 and deposit growth of $9,648,000.

We expect continued growth in assets and liabilities during the remainder of 2006. We will monitor growth and seek to maintain a proper mix of types, maturities, and interest rates. We believe that our current capital and liquidity levels are adequate to support the current growth of the Bank.

Our total equity increased by $679,000 during the six months ended June 30, 2006, due to the net income for the six months of $1,782 and unrealized losses in our securities available-for-sale category of $7,561, proceeds from sale of stock of $635,493 and the recording of a credit of $49,252 associated with stock-based compensation.

Results of Operations for the Three and Six Months Ended June 30, 2006 and 2005

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

Net income (loss) for the three- and six-month period ended June 30, 2006 was $(36,108) and $1,782, respectively, compared to a net loss of $101,000 and $191,000, respectively, for the three- and six-month periods ended June 30, 2005. The decrease in the net loss is primarily due to an increase in interest-earning assets, primarily loans.

Our net interest income increased by $347,000 and $672,000 for the second quarter and first six months of 2006, respectively, as compared to the same periods in 2005. Our net interest margin was 4.73% for the six months ended June 30, 2006. Our yield on total earning assets was 8.23% and our cost of funds was 3.65% for the six months ended June 30, 2006. Our net interest margin was 4.18% for the six months ended June 30, 2005. Our yield on total earning assets was 6.76% and our cost of funds was 2.86% for the six months ended June 30, 2005. Our net interest margin has increased primarily due to investing in higher yielding loans and investments during 2006.

The provision for loan losses was $308,000 and $197,000, respectively, for the six months ended June 30, 2006 and 2005. The amounts provided are due to loan growth and to our assessment of the inherent risk in the portfolio. Management believes that the allowance of $1,010,000 for loan losses at June 30, 2006, or approximately 1.34% of total net outstanding loans, is adequate to absorb known risks in the portfolio. No assurance can be given, however, that increased loan volume and adverse economic conditions or other circumstances will not result in increased losses in our loan portfolio.

Index

SEASONS BANCSHARES, INC. AND SUBSIDIARY

Part I. Financial Information
Item 2. Management’s Discussion and Analysis

Information with respect to non-accrual, past-due and restructured loans at June 30, 2006 and 2005 is as follows:

	2006	2005
Non-accrual loans	$537,000	245,000
Loans contractually past due ninety days or more as to interest or principal payments and still accruing	7,000	34,000
Restructured loans	0	0
Loans, now current about which there are serious doubts as to the ability of the borrower to comply with loan repayment terms	0	0
Interest income that would have been recorded on non-accrual and restructured loans under original terms	28,000	4,000
Interest income that was recorded on non-accrual and restructured loans	0	0

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

Index

SEASONS BANCSHARES, INC. AND SUBSIDIARY

Part I. Financial Information
Item 2. Management’s Discussion and Analysis

Information regarding certain loans and allowance for loan loss data through June 30, 2006 and 2005 (Dollars in Thousands) is as follows:

	2006	2005

Average amount of loans outstanding	$73,780	$48,265

Balance of allowance for loan losses at beginning of period	$900	$539

Loans charged off
Commercial and financial	117	13
Real estate mortgage	47	0
Installment	60	3
	224	16

Loans recovered
Commercial and financial	7	0
Real estate mortgage	15	0
Installment	4	1
	26	1

Net charge-offs	198	15

Additions to allowance charged to operating expense during period	308	197

Balance of allowance for loan losses at end of period	$1,010	$721

Ratio of net loans charged off during the period to average loans outstanding	.27%	.03%

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

Index

SEASONS BANCSHARES, INC. AND SUBSIDIARY

Part I. Financial Information
Item 2. Management’s Discussion and Analysis

Other income increased by $41,000 and $57,000 for the second quarter and first six months of 2006, respectively, as compared to the same periods in 2005. Other income consists primarily of service charges on deposit accounts that include monthly service charges on transaction accounts, insufficient funds charges and miscellaneous maintenance fees. The increase in service charge income is directly related to the overdraft protection program and deposit growth.

Other expenses increased by $252,000 and $425,000, respectively, during the three and six months ended June 30, 2006, compared to the same periods in June 30, 2005, due primarily to increased salaries and other items related to the growth of the Bank.

Salaries and employee benefits increased $189,000 for the six-month period ended June 30, 2006 compared to the same period in 2005, due to staffing requirements needed to manage the Company’s growth. The number of full-time equivalent employees was 27 at June 30, 2006 as compared to 22 at June 30, 2005. Occupancy and equipment and other operating expenses increased $50,000 during the six months ended June 30, 2006 compared to the same period during 2005, due primarily to increased depreciation expense and the overall growth of the Bank. Other operating expenses increased $186,000 during the six months ended June 30, 2006 compared to the same period during 2005, due primarily to an increase in data processing, professional fees, and expenses related to our overall growth.

We will be subject to federal and state income taxes when taxable income is generated. No income taxes have been accrued for the six months ended June 30, 2006 and 2005 because of operating losses incurred to date.

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

None

Item 3.  DEFAULTS UPON SENIOR SECURITIES

None

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

Item 5.  OTHER INFORMATION

None

Index

SEASONS BANCSHARES, INC. AND SUBSIDIARY

PART II - OTHER INFORMATION (Continued)

Item 6.  EXHIBITS

10.1	Employment Agreement, dated as of March 21, 2006, by and between Seasons Bancshares, Inc. and Nita Elliott

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act

31.2	Certificate of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Index

SEASONS BANCSHARES, INC. AND SUBSIDIARY

Signature

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEASONS BANCSHARES, INC.
(Registrant)

Date:	August 11, 2006	/s/ William L. Sutton
William S. Sutton
Chief Executive Officer
(Principal Executive Officer)

Date:	August 11, 2006	/s/ Nita Elliott
Nita Elliott
Chief Financial Officer
(Principal Accounting Officer)